Form 10KSB40
period 1998-12-31
ACCESS POWER INC
filed 1999-04-15
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-KSB

/X/        Annual Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934
              For the Fiscal Year Ended December 31, 1998

/ /      Transition Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   Commission File Number ___-_____

                          Access Power, Inc.
            ----------------------------------------------
            (Name of Small Business Issuer in its Charter)

              Florida                         59-3420985
    -------------------------------      -------------------
    (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)       Identification No.)

        10033 Sawgrass Dr., W, Ponte Vedra Beach, FL    32082
        -------------------------------------------------------
         (Address of principal executive office)     (Zip Code)

Registrant's telephone number, including area code:  (904) 273-2980

Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   / /         No   /X/

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.      /X/

     State issuer's revenues for its most recent fiscal year.  $267,950

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of April 5, 1999 there were 23,007,236 shares of Common Stock outstanding held by non-affiliates of the issuer, with an aggregate value of $5,176,628 (based upon a value of $.225 per share, the average bid and asked price of the Common Stock on April 5, 1999)

     At April 5, 1999, there were issued and outstanding 27,370,536 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

                  DOCUMENTS INCORPORATED BY REFERENCE
     None.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Access Power, Inc. was formed to offer Internet-based communications products and services to the global marketplace. The Company is one of the first companies to offer a means for voice and multi-media communications over the Internet, a service which is commonly referred to as Internet Protocol telephony or IP telephony. The Company believes that from its early start in this field it is a leader in the U.S. in the deployment of IP telephony gateways and in the offering of associated enhanced communications services. Access Power currently has deployed its IP telephony servers in ten major metropolitan service areas in the U.S., and it plans continued expansion in the U.S. and abroad in 1999 to the extent it is financially able to do so. See "Management's Discussion and
Analysis."   Additional international expansion will be pursued via
joint venture and other business arrangements throughout South America, Europe, Africa and the Pacific Rim.

INDUSTRY BACKGROUND

     Long distance telephone services have historically been offered through public switched telephone networks (PSTN) mainly utilizing lines established for that purpose. Although those systems are well established in the US and many other parts of the world and the service provided is usually of good quality, voice and message traffic through those systems is subject to tariffs, and the technology driving those systems does not have nearly the capability for the innovative features potentially available through IP telephony. With the advent of the Internet and its increasing popularity, however, the stage is being set to permit the commercial development of an alternative means of telecommunication using the connectivity of the Internet to provide a new and cheaper pathway. With the development of Internet Telephony software for the personal computer and the gateway servers the industry now has a viable means to provide workable products in this field.

     The emergence of the World Wide Web and the commercialization of the Internet defined the potential for and has led to ever increasing developments in the convergence of technologies involving computers and telephones. The convergence that formed computer telephony integration (CTI) in the 1980's has led to a new sector in the communications industry, and is generally referred to as computer telephony (CT) or Internet Telephony (IT). The global marketplace is quickly becoming familiar with the Internet and its value as a communications mechanism, to date mainly with text graphics. Service providers are expanding the Internet and users are demanding enhanced services including voice, audio and video transmissions.

     In the early 1990's applications allowing standard commercial transmission of voice and audio using Internet protocols became available enabling multi-media PC users to converse over the Internet. This decade many companies have invested millions of dollars to continue developing the applications that have improved the service quality and lowered the implementation costs. The result has been the emergence of a new communications sector, the Internet Telephony Services Provider (ITSP), of which the Company was an early entrant.

THE ACCESS POWER SOLUTION

     The Company is developing its Internet-based telephony service, Access Power Advanced Communications ("APAC"), to provide a domestic and international communications network allowing customers to place calls through the Internet using traditional terminal equipment. Unlike traditional long-distance telephone systems which use switch based systems, the Company uses the Internet as the backbone to complete the long distance connection. This eliminates the fees associated with long distance carriers. The service allows users to place long distance calls from their PC to an enabled PC for free, or from their PC to a regular telephone at a significantly reduced cost when compared to traditional long distance services. APAC customers can take advantage of the cost savings associated with the Internet-based telephony service even without a PC by placing a regular telephone to regular telephone call through the Company's network of gateway servers.


     In addition to the cost savings associated with Internet telephony, the Company's customers have the ability to use services that are not available using the traditional public switched telephone network. Such services include interactive document and data sharing and multi-media data transmissions including video capability. Accordingly, regional and multinational corporations can utilize a single network integrating voice and data transmissions and realize low cost interoffice communication through IP telephony.

     The Company is committed to establishing a worldwide network of gateway servers to provide for its alternative long distance service. The gateway servers deployed by the Company at strategic locations serve as a bridge for communications traffic to or from customers in those geographic locations between the public switched telephone network or a private branch exchange (PBX) and the Internet. The gateway server converts voice transmission to data packets, using less bandwidth and eliminating separate voice network costs.
Communications traffic from or to standard telephone equipment (such as in phone-to-phone and PC to phone calling) involves local telephone pathways and, for those destinations not currently served by a local gateway server, traditional long distance lines (usually through a wholesale arrangement) at each end with the Internet as the pathway in between.

STRATEGY

     The Company believes a significant commercial opportunity is emerging from the application of Internet-based products and services to the transmission of voice, video and facsimile through the use of packetized Internet Protocol (IP) networks and corporate intranets. The Company's objective is to be one of the world's leading providers
of international IP telephony products and services.   The Company's
strategy to achieve that objective includes the expansion of its international IP telephony gateway network through joint venture partnerships and other business relationships in the targeted regions; the leveraging of the network and its inherent low operating costs to provide discount retail and wholesale international calling services; the exploitation of new technology including e-button to penetrate the international corporate market; and the continued development of enhanced products and services that utilize the Company's international IP telephony gateway server network.

EXPANSION OF INTERNATIONAL IP TELEPHONY GATEWAY NETWORK

     In August 1998, the Company entered into nonexclusive distributorship agreements with independent distributors in Denmark and China to market and sell the Company's products and services in those countries. The agreements extend for one year with automatic one-year renewals. They may be terminated upon 30 days notice after the first year. The products and services offered consist of the PC Client Dialer Product, gateway access at a per minute amount and additional programming services on an hourly basis.

     In November 1998, the Company entered into an agreement with a Texas corporation, Access Universal, Inc., to provide that business with Internet telephony services through December 31, 2001. The Company and Access Universal anticipate that their business relationship will begin to become active in 1999, at which time they intend to commence developing a business to process Internet Protocol communications traffic between the U.S. and the Pacific Rim, beginning with calling card generated traffic of 1,000,000 minutes per month expecting to increase an additional 2,000,000 minutes per month within six months of operation.

LEVERAGE THE LOW OPERATING COSTS OF THE COMPANY'S NETWORK

     IP telephony calls are treated as data communications and are not subject to expensive access fees like standard long-distance calls. This is especially significant when it comes to international calls, where extra fees can be a significant addition to the cost of a call. The Company's technology will enable it to offer international calling at reduced costs to customers. The Company anticipates that joint ventures and other business relationships it intends to create overseas will focus on marketing and selling the Company's services in the international market.

     The Company feels that the future of telecommunications is in the value of the enhanced services a provider offers and that long-distance telephony as we know it today will become a low-priced commodity. This is the very premise that the Company feels will propel IP telephony into the mainstream of communications. IP telephony by definition operates within computers, a medium which allows for the development of sophisticated user applications that will differentiate IP telephony from traditional telephony systems.

     This cost structure of the Company's IP telephony network also allows the Company to offer wholesale rates at prices below standard telephony carriers. Targeted clients of Access Power wholesale carrier services are international telephone companies wishing to terminate calls in the United States and domestic and foreign prepaid services companies. The domestic prepaid market is one of the fastest growing markets of the telecommunications industry and is served by over 400 providers. The Company believes that a majority of these providers are small to mid-sized resellers without telephony infrastructure, which, therefore, are likely to be incurring high
network costs.   Access Power believes it is well positioned to offer
low cost carrier services to such providers.

EXPLOIT E-BUTTON AND CONTINUE DEVELOPING ENHANCED SERVICES THAT
UTILIZE THE COMPANY'S NETWORK

     The Company is a re-seller of certain third-party software which it markets to its customers under the product name "e-button." The Company believes this product is the best of its kind available in the marketplace today. Its size is small and thus quick to download and install and easy to use. See " Products and Services; e-button."

PRODUCTS AND SERVICES

     In 1997 the Company became one of the first Internet Telephony Service Providers (ITSP) in the world. It determined that network expansion would best be accomplished by the Company's own deployment of server hardware and through international joint venture or other business arrangements aimed at expanding the Company's network.

     The Company placed the first Access Power Internet telephony gateway server on the market in August 1997. A gateway connects data networks such as the Internet and corporate intranets to the public telephone networks. The server has the capacity for twenty four lines and can handle over 300,000 minutes of talk time per month. The Company currently has ten such gateway servers, or 240 lines of capacity, deployed, and it anticipates increasing the number of lines installed in the near future by it or future business partners in the United States and other international markets.

     The Company's voice-over-IP service (known as Access Power Advanced Communications (APAC)) integrates traditional functions with advanced Internet-based communications technology. APAC enables users to connect over the Internet from a personal computer to a regular telephone or from a regular telephone to another regular telephone with a significant reduction in costs over that of traditional telephony. Through this service, a user anywhere in the world can place long distance telephone calls from its personal computer over the Internet to telephones in any area where Access Power provides gateway service. Currently, the Company has such service available for calls to telephones in ten metropolitan cities in the states of Arizona, Florida, Texas and Utah. Calls to other locations may be made through the Company's services, but regular long-distance services will be necessary to complete the call from the location of one of the Company's gateway servers, and the cost to the user is slightly higher. At this time, telephone to telephone calls may only be originated at locations near to one of the Company's gateways through a local call to the server.

     Voice-over-IP service is a significant development in the highly attractive and growing Internet industry. New applications are being developed every day. The cost of computer processing is decreasing and customer demand is increasing. IP systems are more economical, have more features and may become more reliable than traditional mechanisms. They will allow companies to act faster and close the gap between themselves and their customers, employees and vendors.

     To complement its service, the Company offers its customers two third-party software products: Internet Phone and net.caller(TM). Either software package enables customers to complete long distance communications using their personal computers (multi-media configured, with a microphone and sound system).

PHONE-TO-PHONE

     The Company offers domestic long distance from its ten service areas covering a population of over 10 million people to a regular telephone anywhere in the United States. The Company plans to broaden its services geographically in the United States as well as add international calling destinations over time. Customers can register for the service on the Company's Web site or call the Company office and provide the required credit information. Customers pay a one-time activation fee and are assigned a password. To use the service from within one of the Company's service areas, the customer simply dials the gateway from a telephone (a local call number), enters the password, and then dials in the long distance number in the usual way. Customers are not required to own computer equipment of any kind nor do they need their own Internet access to use Access Power's phone-to-phone service. The Company's phone-to-phone rates currently are 7 cents per minute to destinations anywhere in the United States. Billing is performed at the end of each month by charging the customer's credit card.

PC-TO-PHONE

     The Company's PC-to-phone service offers customers the ability to call a regular telephone utilizing software installed on their multi-
media personal computer.   To initiate the service, a  customer
registers on the Company's Web site and downloads either net.caller or Internet Phone software.

INTERNET PHONE

     Internet Phone functions just like a traditional telephone, but uses software as the dialing mechanism. The software installation is simple and once completed enables users to engage in long distance voice communications between multi-media personal computers anywhere in the world for only the cost of the software plus the user's standard Internet access fee. More importantly, the software also enables users to place calls from their PCs to any regular telephone (PC-to-phone).

     Upon installation of Internet Phone software, the PC user may simply dial up his or her local Internet Service Provider (ISP), Internet Phone is displayed on the monitor, and the user may proceed to join PC-to-PC community chat rooms, create private rooms, dial directly to another
PC, or call a regular telephone using the APAC network. For some customers, Internet Phone could pay for itself within the first month of usage through the avoidance of traditional long distance charges.
There are currently no access or tariff charges other than the monthly charge from an Internet Service Provider (ISP). Internet Phone and the power of the gateway allow customers to do many things that simply cannot be accomplished using PSTN.

     Internet Phone has the following features:

     * Allows customers to communicate with users of traditional telephone equipment through the APAC network;
     * Call waiting, muting, holding, blocking, identification, and screening;
     * Full-duplex capabilities that enable real-time, two-way conversations with Internet Phone users worldwide;
     *  Voice Mail;
     *  Conference calling.
     * Direct calling allows the option of bypassing chat rooms to speak directly with an individual; and
     * Automatic Voice Activation that optimizes voice transmission quality automatically.

     Internet Phone also includes a video component that allows users to communicate face-to-face.


NET.CALLER(TM)

     Net.caller is a software product that is being built as a modified or simpler Internet Phone by VocalTec Communications, the owner and developer of both software programs. It is designed for the Company's customers who only need the basic PC-to-phone use. The Company provides this product free of charge to encourage customers to activate and use the Company's gateway service.

E-BUTTON(TM)

     The application of e-button software may differentiate Access Power from many communications companies. Having e-button on their Web site offers tremendous electronic commerce benefits to any company with a traditional call-center. This technology allows consumers using their multi-media PC to view a company's Web site to click the e-button icon which (once installed on the consumer's PC) instantly dials a designated representative of that company, usually someone providing sales or support services. Access Power believes e-button is the most advanced product of its kind. Its size is small and thus able to be quickly installed and easy to use. It is downloaded and installed upon the first attempt to use it.

CUSTOMER SERVICE

     The Company believes customer service is one of the Company's greatest strengths. The customer service organization's leadership team consists of proven professionals who have managed customer care for some of the most demanding companies in the world. The Company's sophisticated database and account tracking allows true "one-to-one" service fulfillment and customer communication.

     The Company has contracted with VocalTec to provide technical support for the Internet Phone. The Company's operations and customer service includes a call center and e-mail response, as well as the mailing of correspondence.

     In its customer service operations the Company has employed a service representative who operates from a remote location to assist with customer service inquiries. The call handling customer support systems are being developed to reside on the Company's Web site. All that a trained representative needs to deliver customer support is a PC Internet connection and password. Calls to a 1-800 number will be sent to the appropriate customer service representatives. The representative and the customer may jointly access the Company home page for information on topics of interest. The Company believes it can reduce its costs through the use of such off-site representations.

     Access Power has simplified the traditional telephone billing process. Customers are not charged normal business services or monthly fees. They are billed only when they use the service to place calls, and then only for the minutes they have accumulated throughout the month. Itemized billing or usage statements are available to customers via the Company's Web site, and written invoices are available upon request.

CUSTOMERS

     While in its technical development and deployment stage, the Company has done minimal marketing. It has acquired approximately 2,000 customers mostly through the Company's Web site. The Company intends to focus its marketing efforts in the future on wholesale customers.

COMPETITION

     The Company has nearly two years of experience building and fine-tuning one of the largest IP telephony networks in the United States. Because of the experience it has gained to date, the Company believes it has the ability to deploy its technology at a faster rate and with less missteps than new entrants. The Company has basic billing capabilities in place and has already begun to develop more sophisticated billing capabilities to accommodate the more complex commercial transactions in which it intends to engage. It also already has in place, network management tools and a secure Web site capable of taking new account orders in real-time.

     The Company believes its competitive strength will lie in being first to market with IP telephony services. It also believes it is likely to move faster than a giant telephone company. The opportunity to fully develop the market and establish momentum to capture market share means, however, that the Company has to aggressively build its customer base now. The Company's network must be expanded in order to handle higher volumes of traffic. Dependency on traditional long distance telephone lines to complete calls must be reduced to protect margins. Customer acquisition programs need to be further developed to grow the customer base.

     Competition for the Company may be direct, such as other companies that offer IP telephony services, or indirect, such as companies that offer traditional or other alternative long distance telephony services.

DIRECT COMPETITION

     Most companies currently offering IP telephony to their customers are either small start-up companies, or Internet Service Providers
(ISP) looking for enhanced services primarily designed to help customer retention in support of their core business.

     The Company believes that today the most developed Internet Telephony Service Providers are IDT Corporation's Net2Phone (www.net2phone.com) and RSL Communications, Ltd.'s Delta Three (www.deltathree.com). Both IDT and RSL are current long distance companies who have committed to IP telephony as an important element of their future business. IDT is also a domestic ISP. The Company believes that both companies are generating the bulk of their IP revenues from the PC-to-phone market with minimal networks built to support the same. Both companies seem to rely heavily on their traditional PSTN long distance business to make the limited PC-to-phone market viable.

     The rest of the direct competition appears not nearly as developed, but ITXC Corp. (www.itxc.com) is a competitor worthy of mention.

     The ITXC business model is to become a clearinghouse for ITSPs all over the world that wish to become a global provider without having to build out their own worldwide network. This means that ITXC accepts calls originating from one ITSP, performs the routing, and terminates the call on another participating ITSP network. ITXC's business model has up to three different companies splitting consumer revenue: the originating ITSP, the terminating ITSP and ITXC itself. Access Power deems it more important to develop its own global network, rather than join the ITXC program, so it can protect its margins and maintain the assets of the network.

INDIRECT COMPETITION

     All companies delivering long distance telephony through traditional or other means are indirect competitors of Access Power, at least for phone-to-phone and PC-to-phone services. Traditional long distance telephone companies have the embedded customer base that Access Power does not yet have, and they have the global network or other arrangements for global access, and currently are in a better position than Access Power for offering and delivering phone-to-phone service. They may have difficulty competing on price with traditional systems where Access Power service is available, however, and they cannot in their traditional long distance service offer the full array of enhanced services that Access Power can offer. Over time, they may be unable to compete from a price standpoint, because IP telephony is a cheaper technology and can support commodity pricing. More and more indirect competitors will become direct competitors once they have deployed IP telephony. This is the trend, and it is projected to continue as long distance prices are forced down and IP telephony becomes more fully developed.

     The list of potential indirect competitors is immense, with thousands of long distance companies, including resellers and calling card distributors.

FUTURE COMPETITION

     The most substantial competitors of Access Power are those looming on the horizon. AT&T, the world's largest long distance company has recently announced IP telephony trials in three U.S. markets: Atlanta, San Francisco and Boston. They offer the service at 8.5 cents per minutes to anywhere in the U.S. from any one of the trial cities. If this trial is successful, AT&T will likely build out their IP network and expand.

     WorldCom, Inc. is a global business telecommunications company and a potentially large provider of IP telephony. Operating in more than 50 countries, the company is a provider of facilities-based and fully integrated local, long distance, international and Internet services. WorldCom would appear to have the total solution available at its fingertips with ownership of MCI Telecommunications, Inc. and UUNET Technologies. They have the network and they have the customers.

     All of the U.S. RBOCs (Regional Bell Operating Companies) have either announced IP telephony testing or the Company expects they will do so soon. IP telephony is a way to become a long distance carrier without having to face FCC regulations. RBOCs also have the embedded customer base, albeit regional in many cases, and generally have the network to support IP telephony.

     Qwest Communications International, Inc. (www.quest.com) is a global communications company building a high-capacity, fiber optic, Internet Protocol-based network designed to deliver the new generation of multi-media, data and voice communications services and applications. Slated for completion in the second quarter of 1999, the Qwest domestic network will span 18,449 miles in 130 cities. Internationally, Qwest is extending its network 1,400 miles into Mexico, and has secured a significant amount of transatlantic capacity enabling data and voice transmission between North America and Europe.

     Qwest is a looming competitor. Currently offering high-speed Internet access to 15 U.S. cities, and a stated future direction to provide video conferencing, whiteboarding, multicasting, as well as dedicated and virtual network applications, this company is in position to be a dominant force in IP telephony and enhanced IP services.

SALES AND MARKETING

     Access Power's market includes residential and business users of advanced communications products and services. The services include phone-to-phone communications, personal computer (PC) to phone communications and PC-to-PC calling. For phone-to-phone and PC-to-phone service, customers pay an activation fee and a per minute charge. Access Power's current pricing for service is very competitive and the Company is poised to balance new product introductions with consumer demands and expectations. After a small start up cost, the Company's long distance customers currently pay 9 cents per minute for PC-to-phone calling, or $10 per month of unlimited usage, and 7 cents per minute for phone-to-phone calling. For PC-to-PC calling, customers initially purchase software from the Company but experience no additional costs associated with long distance communications.

     The Company's marketing strategy involves promoting advanced Internet-based telecommunications products and services to both businesses and consumers using market-specific sales methods developed by the Company. The primary target market for these products and services are the millions of consumers and business owners, from small businesses to corporations, using the Internet.

     Marketing will be accomplished through print advertising and standard publicity methods as well as through Internet web sites. Direct selling may be performed by direct mail campaigns, including e-mail distributions. The Company may work with high technology marketing firms to acquire customers through direct selling to corporations, through trade show participation and through special promotions.

     The extent to which the Company is able to offer low communication transmission rates affords the Company the opportunity to enter the wholesale arena as well as the retail market. The Company can offer telecommunications resellers bulk traffic rates at highly competitive prices. By building partnerships and affiliations with international resident partners, the Company will be able to control its own network while benefiting from the regional awareness and marketing of its partners.

ACCESS POWER MARKETING STRATEGY

     The Company targets each of its products to a specific market.

     The e-button will be sold to the business market that has a Web site and call center. According to Internet research of which the Company is aware, as of June 30, 1998 there were over 346,000 businesses worldwide who have a Web site. Many of these businesses also have a call center for customer service, sales, or technical support. The Company aims to capture a significant portion of this business market for sales of the e-button product.

     The target market for the Company's PC-to-phone and phone-to-
phone service is the small office and home office market.   According
to the Bureau of Labor Statistics (BLS), there were more than 21 million persons who did some work at home as part of their primary job as of May 1997. Nearly 9 out of l0 of these workers are in "white-collar" occupations and 60% used a computer for the work they did at home. The Company believes these are the early adopters of the Company's technology, and they will be the primary targets of marketing campaigns. An ancillary market for Access Power phone-to-phone service is the large, long-distance telephony consumer market.

ELECTRONIC COMMERCE (E-COMMERCE) AND INTERNET TELEPHONY

     One of the key indicators for the Company's growth may be the development of the Internet and Internet commerce. The Company believes that by most measurements the Internet has grown at a rapid pace over the last several years, and the Company believes commercial transactions on the Web have steadily increased as well over that time period.

     E-button will create new options for the way Internet users conduct commerce, i.e., by providing less costly, more sophisticated communications support. The Company has established a Web site for its own e-commerce. Customers simply provide credit card information to order products and services.

     Using the World Wide Web maximizes the Company's ability to sell its products and services 24 hours a day, 365 days a year, while minimizing the need for direct sales contact. Currently, the Company's customers come to the Company's Web site through Internet search engines and Internet hyperlinks. Transactions transpire and payment is procured online, which in the end reduces the ultimate cost of the sale. With the Web site as a storefront, overall sales expenses of the Company are decreased.

END USER MARKET

     The personal computer user is generally higher than average in income and education, younger, white collar, and considered "independent" and a "trendsetter." The most sought-after segment in this group is the "digital citizen," that is, those "super connected" with a PC, Internet access, and at least one other personal telecommunications device (e.g., pager, cellular telephone, laptop, etc.). The Company believes based on its research that this is a group committed to communicating on the Internet. Of the 40 million people that have ready access to the Internet, according to International Telecommunications Union's WORLD TELECOMMUNICATIONS DEVELOPMENT REPORT 1997, the Company believes over 15 million are these digital citizens.

THE SMALL OFFICE/HOME OFFICE MARKET

     The Company believes the Small Office/Home Office (SOHO) market segment accounts for a significant portion of new company formations. The Company also believes that the evolution of "work life" will continue to grow the SOHO market as corporations attempt to reduce operating costs and improve productivity with telecommuting and "virtual offices." The Company feels self-employment will continue to grow as a result of downsizing and outsourcing and as individuals become less dependent on traditional career paths. The changing workplace demands rapid telecommunications advancement with the SOHO segment believed to be currently using the Internet in large numbers.

INTERNATIONAL MARKETS

     International opportunities are especially attractive for Access Power. International growth of the Internet is believed to have surpassed that of the United States, and by the year 2001, it is projected that the international market will comprise a majority of Internet telephony usage. Internet telephony's cost savings through the avoidance of "settlement fees" will fuel this rapid expansion. (Settlement fees are tariffs that foreign telephone companies charge for access to their domestic networks.) The Company believes that the biggest near-term revenue opportunities exist in the international markets. A June 22, 1998 report, issued by Datamonitor, a global strategic market analysis company, indicates that the international voice market in particular presents a huge opportunity for Internet telephony service providers. Profit margins are high for these services. The report also indicates that IP telephony will account for over l0 percent of international telephony traffic in Europe and the U.S. by the year 2002.

EMPLOYEES

     As of April 5, 1999 the Company retained ten full time employees.

ITEM 2.  PROPERTY


     The Company headquarters, executive offices and customer service center are located in facilities consisting of approximately 1,800 square feet in a 13,500 square foot office building in Ponte Vedra Beach, Florida. The three-year lease on the space started September 1997 and includes two successive extension options and first right of refusal on 2,000 square feet of vacant contiguous space. The Company will pay approximately $3000 per month rent under this lease during 1999. The Company believes the office space is adequate for its current needs and could easily be replaced with other suitable accommodations.

     The Company maintains its server hardware through co-location arrangements with local exchange carriers at locations where the Company desires to maintain a gateway. These facilities must be climate controlled and offer the necessary telephone and electrical power services, but the Company believes such facilities are generally available from more than one source.


ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter and quoted on the Bulletin Board under the symbol "ACCR" on a limited and sometimes sporadic basis. Quoting began in December 1997. The reported high and low bid prices for the Common Stock are shown below for the period through December 31, 1998. The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions. As of March 16, 1999 there were approximately 268 stockholders of record of the Common Stock.

                                                                  BID
                                                          ------------------
                                                           LOW          HIGH
                                                          -----        -----
       1998
       First Quarter . . . . . . . . . . . .              $0.81        $1.38
       Second Quarter  . . . . . . . . . . .              $1.38        $4.06
       Third Quarter . . . . . . . . . . . .              $0.53        $2.19
       Fourth Quarter  . . . . . . . . . . .              $0.22        $0.91

       1999
       First Quarter                                      $0.08        $0.33


         The following provides information of all sales of outstanding stock which were not registered under the Securities Act of 1933 (the "Act").

     In connection with the Registrant's organizational activities, 8,000,000 shares of common stock were issued to founders and officers, including Glenn A. Smith, Michael L. Pitts, Tod R. Smith and Maurice J. Matovich on April 25, 1997 in connection with the organization of the Company. The founders provided nominal consideration for these shares and the shares had little, if any, value at the time of organization.
Exemption from registration is claimed under Section 4(2) of the Act.

     On May 23, 1997 the Company undertook a private offering and sold 750,000 shares of common stock for $35,000. Exemption from registration is claimed under Rule 504 of Regulation D, which does not require investors to be accredited or sophisticated. The Company sold the shares through officers and directors and did not use the services of a selling agent.

     From June 6, 1997 to June 30, 1997 the Company undertook a private offering and sold 1,000,000 shares of common stock for $100,000. Exemption from registration is claimed under Rule 504 of Regulation D, which does not require investors to be accredited or sophisticated. The Company sold the shares through officers and directors and did not use the services of a selling agent.


     From July 1, 1997 to October 1, 1997 the Company undertook a private offering and sold 1,728,000 shares of common stock for $864,000. Exemption from registration is claimed under Rule 504 of Regulation D, which does not require investors to be accredited or sophisticated. The Company sold the shares through officers and directors and did not use the services of a selling agent.

     On August 4, 1997 the Company borrowed $200,000 from Olympus Capital, Inc., an investor the Company believed to be accredited, and issued thereto a note for the principal amount at an interest rate of 12% percent per annum, payable monthly. In partial consideration for making such loan, the Company also issued 100,000 shares of common stock to the lender. The note was paid off in October 1997. Exemption from registration for this sale is claimed under Section 4(2) of the Act. The Company sold the shares through officers and directors and did not use the services of a selling agent.

     On February 2, 1998 the Company borrowed $100,000 from Subramanian Sundaresan, an investor the Company believed to be accredited, and issued thereto a note for the principal amount at an interest rate of 1 percent per month simple interest. The note is due upon the Company closing a financing of at least $3 million. In partial consideration for making such loan, the Company also issued 50,000 shares of common stock to the lender. Exemption II-1 from registration for this sale is claimed under Section 4(2) of the Act. The Company sold the shares through officers and directors and did not use the services of a selling agent.

     On February 19, 1998 the Company borrowed $200,000 from Ethel and Hyman Schwartz, accredited investors, and issued thereto a note for the principal amount at an interest rate of 10% percent per annum, payable monthly. In partial consideration for making such loan, the Company also issued 125,000 shares of common stock to the lenders.
The note was paid off in May 1998. Exemption from registration for this sale is claimed under Section 4(2) of the Act. Olympus Capital, Inc. acted as the exclusive placement agent in connection with the financing and received a finder's fee in the amount of 75,000 shares of common stock in connection with such sale. The Company believes Olympus Capital, Inc. was an accredited investor.

     On March 23, 1998 the Inman Company was issued 25,000 shares of common stock in consideration for providing financial consulting services to the Company. The Company believes the Inman Company was an accredited investor. The services provided by the Inman Company included writing a private placement memorandum for future offerings, so the investor had become fully informed about the Company. Exemption from registration for this sale is claimed under Section 4(2) of the Act.

     In a private placement which commenced in May, 1998 and concluded the same month, the Company sold 1,000 shares of its Series A Convertible Preferred Stock, (the "Series A Preferred Stock"), at an offering price of $1,000 per share. Exemption from registration for this sale is claimed under Rule 506 of Regulation D because of the limited number of participants in the transaction and the relationship of such participants to the Company.

     In November 1998 the Company sold 100 shares of Series A Preferred Stock at an offering price of $1000 per share to Chesterfield Capital Resources Ltd. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor who the Company believes is an accredited investor. In connection with this transaction and at the same time, the Company also issued 60,587 shares of Common Stock to Ethel Schwartz, an existing stockholder of the Company, as payment of a finder's fee. The Company believes that stockholder is an accredited investor, and the Company claims an exemption from registration under Section 4(2) of the Act for this transaction.

     On December 1, 1998 First Florida Capital Corporation was issued 15,000 shares of common stock and Harold Berliner was issued 15,000 shares of common stock, in consideration for their combined efforts providing financial consulting services to the Company. Services provided by the parties included writing materials for the Company for future offerings so both investors became fully informed about the Company. The Company believes both First Florida Capital Corporation and Mr. Berliner are accredited investors, and the Company claims an exemption from registration under Section 4(2) of the Act in connection with these transactions.

     In December 1998 the Company sold 25 shares of Series A Preferred Stock at an offering price of $1000 per share to John Monsky. The securities were offered and sold to one investor who the Company believes is an accredited investor. In connection with this transaction and at the same time, the Company paid $2,000 to Robert Monsky, as payment of a finder's fee. The Company believes Mr. John Monsky is an accredited investor, and the Company claims an exemption from registration under Section 4(2) of the Act for this transaction. The investor was provided a copy of the SB-2 registration statement, as amended.

     In January 1999 the Company sold 50 shares of Series A Preferred Stock at an offering price of $1000 per share to T. Wayne Davis. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor who the Company believes is an accredited investor.
In connection with this transaction and at the same time, the Company also issued 28,846 shares of Common Stock to Robert Monsky, as payment of a finder's fee. The Company believes that Mr. Robert Monsky is an accredited investor, and the Company claims an exemption from registration under Section 4(2) of the Act for this transaction. In each case the investor was provided a copy of this registration statement, as amended.

     In January 1999 the Company sold 25 shares of Series A Preferred Stock at an offering price of $1000 per share to Robert Monsky. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor who the Company believes is an accredited investor. Mr. Monsky had just recently been issued Common Stock as a finder's fee and had a copy of this registration statement, as amended.

     In April 1999 the Company sold 1,500,000 shares of common stock for $150,000 to One Stop Communications, Inc. under the terms of a letter of intent between the Company and One Stop. The Company believes One Stop is controlled by a sophisticated investor. One Stop had access to the information about the Company contained in its resale prospectus which is part of an effective registration on Form SB-2.
The Company claims an exemption from registration of the sale of the securities under Section 4(2) of the Act.

     All such participants in the above offerings agreed to acquire their securities for investment and not with a view to the distribution thereof, and the certificates representing the securities issued to each such participant contained a legend to the effect that such securities were not registered under the Act and could not be transferred except pursuant to a registration statement which has become effective under the Act, or an exemption from such registration requirement. The issuance of such securities was not underwritten.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL
STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION
INCLUDED ELSEWHERE IN THIS 10-KSB.

PLAN OF OPERATION

OVERVIEW

     Access Power, Inc. was formed in 1996 to offer Internet-based communications products and services in the U.S. and international markets. The Company is creating a network of Internet gateway servers to provide voice and multimedia communications services, more commonly referred to as Internet Protocol telephony or IP telephony. Access Power has deployed its servers in ten major metropolitan service areas in the U.S., and it has plans for continued expansion throughout 1999.

     From its inception the Company has devoted most of its efforts to technical analysis, development, procurement, implementation and testing, and the establishment of the corporate and technical policies and procedures necessary to support its business requirements. The Company is a development stage operation.

     Access Power's IP telephony gateway network allows the Company to offer competitive call rates while providing premium communications features. Access Power products and services are based on Personal Computer ("PC")-to-PC, PC-to-Phone, and Phone-to-Phone communications. Customers anywhere in the world can use their PC and software from the Company to place unlimited calls to telephones anywhere in the United States for $10 per month. In addition, customers in one of the

Company's service areas can make a call with their telephone through the Company's service to another telephone anywhere in the United States for 7 cents a minute and to most countries in Central and South America for 50 cents a minute without the need for personal Internet access. The Company charges $20 for account activation. Similar, low-cost pricing models are being developed for other international markets.

     The Company is a reseller of third-party PC telephone software called Internet Phone, and it is having a software product called "e-button" developed for marketing to companies with Web sites. The e-button is an icon residing on a Web site that connects a consumer browsing a Web page to a company's call center. This technology allows corporate customers to voice-activate their Web site, connecting consumers directly with sales departments, customer service or technical support.

     While in its start-up and current development stages the Company tested and preliminarily introduced certain products and services new to both the Company and the communications industry. To date, the Company has not realized revenues from sales of any products or services in amounts necessary to support all of its cash operating needs. Without additional outside funding, the Company will be unable to carry out any of its expansion or marketing plans, and it may be unable to continue operations.

EXPANSION PLANS

     The Company believes it must expand its gateway network and its customer base to achieve profitability. During the next twelve months, the Company intends to add ten more gateway servers in the U.S. market, expanding its presence to twenty cities. The Company purchased sufficient equipment in June 1998 to bring those sites on line and pursue international expansion. The Company still owes in excess of $1,000,000 for this equipment. The new U.S. sites will increase the Company's U.S. capacity by 288 lines to 428 lines. It is anticipated that the additional capacity will permit significant growth in the volume of traffic handled by the Company's network, and a commensurate increase in revenues.

     The Company intends to expand its network internationally through joint ventures and other business relationships. Such expansion will increase the Company's revenues without causing the Company to incur significant capital expenditures. By selling the hardware and software necessary for creating networks in other countries or regions to its business partners, and through royalty or other fees from international traffic realized through the international business expansion, the Company expects to derive significant additional revenues over the next year from international operations.

SOFTWARE SALES

     To date, the Company has realized only small revenues from the resale of software to its customers, and it does not expect such sales to become a significant source of profit in the future. During the next year, however, the Company does intend to begin marketing the e-button software, and it expects to realize a fair amount of revenues from those sales.

MARKETING

     The Company has not yet engaged in any significant effort to market its products and services. Over the next twelve months, the Company intends to implement a comprehensive public relations and marketing campaign along with establishing arrangements with communications brokers or agents. Public relations and certain marketing is expected to cost $50,000 and stock with a present fair market value of $400,000 to $500,000. International communications agents or brokers are delivering wholesale traffic to the Company and will be compensated on a commission basis. Without the benefit of significant marketing to date, the Company already has attracted over 2000 customers to its service just from the Company's Web site order process, test market newspaper ads and word of mouth.

RAISING CAPITAL

     The Company does not currently have the funds to remain in operation or the capital to fund its current expansion and marketing plans for the next twelve months. The Company anticipates that by the end of that period it will be able to fund its operations from the recurring revenue generated from network usage. To the extent such recurring revenues fall short of the projected needs, the Company would have to seek additional sources of outside funding.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO PRIOR PERIODS

     REVENUES AND COSTS OF REVENUES. The Company realized no revenues from its inception through the end of fiscal year 1997. Through the twelve months ended December 31, 1998, revenues increased by $267,950 due to the initial fees received related to the Company's Canadian venture ($24,000), the sale of equipment to that venture ($188,092), and other sales and services ($55,858). The Canadian venture has since been terminated by mutual agreement of the parties.

     EXPENSES. Product development and marketing expenses were $731,672 for the twelve months ended December 31, 1998; an increase of more than 2,100% over such expenses for the twelve months ended December 31, 1997. General and administrative expenses increased $924,080 or 236% from $391,250 for the twelve months ended December 31, 1997, as the administrative structure was developed to serve customers being solicited. Payroll expense was the major portion of this increase as it totaled $525,471, an increase of $351,471 or 200%, from the twelve months ended December 31, 1997 total of $174,000. Professional fees increased $205,616 from $59,023 for the twelve months ended December 31, 1997 to $262,639 for the twelve months ended December 31, 1998 primarily due to increased fees relating to equity financing.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations through the proceeds from the issuance of equity securities and loans from stockholders. To date, the Company has raised approximately $2,150,000 from the sale of common stock and preferred stock, and it has borrowed approximately $310,000 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of the Company's network and for internal operations, including the purchases of capital equipment.

     The Company generated negative cash flow from operating activities for the period from inception (October 10, 1996) through December 31, 1997. The Company realized lesser negative cash from operating activities for the twelve months ended December 31, 1998 due to the sale of the franchise and equipment to APC.

     Investing activities for the period from inception through December 31, 1997 consisted primarily of equipment purchases to build out the initial network. Investing activities in 1998 increased by 260% over the twelve months ended December 31, 1997 due to the replacement of the network infrastructure with new technology. The Company currently has no commitment for capital expenditures, but a significant amount would be expended if the Company were to pursue its expansion plans.

     The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services and the availability of opportunities for international expansion through joint ventures or other business relationships.

     The Company expects to invest approximately $2,000,000 over the next twelve months in capital equipment for network expansion, if it can raise at least that amount through the sale of equity or debt securities. The Company has recently signed a letter of intent for $6 to $10 million of such financing but there can be no assurance that it will be able to raise that amount or any part of it during that time period. Other methods of meeting the anticipated capital equipment program needs include obtaining available equipment vendor lease programs and leveraging private placement financing by securing subsequent financing from institutions including commercial banks and equipment leasing companies. The Company has been in discussions with several such firms. The Company is also performing cost benefit analyses to ensure that any existing under-utilized equipment is made available for redeployment to delay the need to acquire new equipment.

     The Company raised $100,000 in November 1998 from the sale of 100 shares of Series A Preferred Stock for $1,000 per share. In connection with this sale the Company also issued 60,587 shares of common stock as a finder's fee and recognized expense of $19,878 and an increase in capital stock of a like amount. The Company secured the services of an investment banker during December 1998. In order to retain the services and conserve cash the Company issued 30,000 shares of stock and recognized an expenses of $10,000 and an increase to capital stock of the same amount.

     The Company raised $25,000 in December 1998 from the sale of 25 shares of Series A Preferred Stock for $1,000 per share. In connection with this sale, the Company also paid a professional services fee of $2,000 in cash.

     The Company raised $75,000 in January 1999 from the sales of a total of 75 shares of Series A Preferred Stock for $1,000 per share. In connection with one of these sales, the Company also issued 27,777 shares of common stock as a finders fee and recognized expense of $7,500 and an increase to capital stock of the same amount. The Company received $150,000 as a good faith deposit with the aforementioned letter of intent and issued 1,500,000 shares of common stock in return to the investor.

     The Company has taken steps to reduce the monthly negative cash flow ("burn rate") and lessen the impact of the negative working capital position. The main step has been the reduction of payroll expenditures, by executives agreeing to defer pay until further financing is received, by not filling a resigned position and by reducing hourly pay expenses. The Company's relations with its vendors are positive and include a strong credit history resulting in suppliers and vendors assisting the Company in reducing short term costs and extending payments. Burn rate reduction is also being achieved with the suspension of certain general activities and expenses including but not limited to travel, training and public relations. While the Company believes that its cash used in operating activities will increase over the next year, near term cash flow reductions are being considered particularly in the main expense items of salaries and network management.

     The Company's financing activities for the year ended December 31, 1998 provided a net total of $1,260,000. Cash at the end of that period was $33,156. As of April 7, 1999, the Company had cash of $135,000 and working capital of ($1,425,000). The Company is currently expending approximately $125,000 per month, which amount includes monthly co-location costs or network infrastructure, systems maintenance and development, payments for equipment, general and administrative costs. The Company believes that its cash used in operating activities will increase over the next year. The Company needs to raise additional funds through public or private financing. Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

     The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services and the availability of opportunities for international expansion through joint ventures or other business relationships.

YEAR 2000

     Since its inception and as a development stage company the Company has implemented solutions to the year 2000 problem as it has built its systems solutions and developed its policies and procedures for both technical and administrative purposes.

     The Company believes it is in a high state of readiness regarding year 2000 and is at minimal risk. Costs associated with year 2000 solutions are incorporated in all the Company's computer administrative information systems and technical development.

     As standard operating procedure the Company inquires as to the readiness of any customers and suppliers in handling potential year 2000 problems.

     The Company does not foresee substantial direct or indirect costs associated with its implementation or any affiliates implementation of year 2000 solutions.

     There are no assurances that the Company and all of its key suppliers, customers or third parties upon which it relies will completely address and solve the potential problem and by not doing so could result in an adverse material effect on the company, its financial condition or results on operations.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and the independent auditor's report are included in this report beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE NET

   The executive officers and directors of the Company and their ages as of March 29, 1999 are as follows:

              Name                Age                 Position
              ----                ---                 --------
       Glenn A. Smith             43       President, Chief Executive Officer
                                            and Director
       Tod R. Smith               37       Chief Technology Officer, General
                                            Counsel and Director
       Maurice J. Matovich        39       Chief Operations Officer and Director
       Howard L. Kaskel           53       Chief Financial Officer

         Glenn A. Smith has served as the President, Chief Executive Officer and a director of Access Power, Inc. since the Company's formation in 1996. He has over twenty years experience in developing interactive systems and Internet-based businesses and services. From 1992 to 1996 Mr. Smith was self-employed as a developer of advanced computer telephony systems and services.

     Tod R. Smith has served as Chief Technology Officer, General
Counsel since 1998 and a director of the Company since 1997. Mr. Smith worked at AT&T as a Technical Staff member specializing in computer consulting and the development of software from 1988 to 1998.

     Maurice Matovich has served as Chief Operating Officer since 1998 and a director for Access Power since 1997. Mr. Matovich served as a manager at AT&T where he specialized in high-tech operations management, client relations and stockholder relations from 1984-1997.

     Howard L. Kaskel has served as the Chief Financial Officer for Access Power since 1998. Mr. Kaskel also is currently a limited partner with Tatum CFO Partners, LLP, a partnership of career chief financial officers. Mr. Kaskel has been devoting his full time to the Company. Mr. Kaskel served as the Chief Financial Officer of DeFalco Advertising from 1996 to 1997 and as the Chief Financial Officer of Pinnacle Site Development Inc. in 1998. He was a partner at Kaskel, Solowiei & Associates, a financial consulting firm, from 1993 to 1996, where he advised companies regarding acquisitions, divestitures and business planning

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual compensation for services in all capacities to the Company for the year ended December 31, 1998 with respect to the Chief Executive
Officer:

                                                                         Long-Term
                                                                        Compensation
                                                                        ------------
                                                                           Awards
                                                                        ------------
                                        Annual Compensation              Securities
               Name and                 -------------------              Underlying
          Principal Position                  Salary                     Options(#)
          ------------------                  ------                     ----------
       Glenn A. Smith, Chief
       Executive Officer                      $96,000                     100,000

(/TABLE>

Stock Options

     The following table summarizes certain information regarding options to purchase Common Stock granted to the Chief Executive
Officer during the year ended December 31, 1998. The Company did not grant any stock appreciation rights in 1998.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    (Individual Grants)

                                   Number Of             Percent Of
                                   Securities          Total Options/
                                   Underlying           SARs Granted           Exercise Or
                                  Options/SARs          To Employees            Base Price
            Name                  Granted (#)          In Fiscal Year             ($/Sh)            Expiration Date
            ----                  -----------          --------------           ----------          ---------------
       Glenn A. Smith               100,000                  13%                  $0.11                 6/16/02

         The following table summarizes the number and value of unexercised options held by the Chief Executive Officer as of December 31, 1998. The Chief Executive Officer did not exercise any options in the year
December 31, 1998.


                                            FISCAL YEAR-END
                                             OPTION VALUES

                                     Number Of Securities
                                    Underlying Unexercised                 Value of Unexercised
                                        Options/SARs At                    In-The-Money Options/
                                           FY-End (#)                        SARs At FY-End ($)
           Name                     Exercisable/Unexercisable            Exercisable/Unexercisable
           ----                     -------------------------            -------------------------
       Glenn A. Smith                     200,000 /0                           $118,000/01 <F1>

<F1>This value has been calculated based on the average of the last bid and asked price of the Common Stock as quoted on the Bulletin Board on December 31, 1998.

(/TABLE>

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Howard
Kaskel.  The agreement provides that Mr. Kaskel will serve as Chief
Financial Officer of the Company on a part-time basis (three days per week) for a base salary of $6,000 per month. Additional days are paid at the rate of $500 per day. The agreement is terminable by the Company upon thirty (30) days written notice with all payments required pursuant to the agreement to be paid on or before the termination date. The Company does not have employment agreements with any other of its executive officers.

DIRECTORS COMPENSATION

The directors have not received compensation for their duties as such, and the Company has no current plans to compensate directors for serving on the Board in the future.

STOCK INCENTIVE PLAN

In June, 1997, the Company adopted its Stock Incentive Plan (the
"Plan") to provide selected employees and affiliates providing services to the Company or its affiliates an opportunity to purchase
Common Stock of the Company. The Plan promotes the success and enhances the value of the Company by linking the personal interests of participants to those of the Company's stockholders, and by providing participants with an incentive for outstanding performance. Awards under the Plan may be structured as "incentive stock options" (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("IRC"), for employees or as non-qualified stock options for any participant.

The Plan, as amended, provides that the aggregate number of shares of Common Stock with respect to which options may be granted pursuant to the Plan shall not exceed 2,500,000 shares.

ISOs are subject to certain limitations prescribed by the IRC, including the requirement that such options be granted with an exercise price no less than the fair market value of the Common Stock at the date of grant and that the value of stock with respect to which ISOs are exercisable by a participant for the first time in any year under the terms of the Plan (and any other incentive stock option plans of the Company and its subsidiaries) may not exceed $100,000, based on the fair market value of the stock at the date of grant. In addition, ISOs may not be granted to employees who own more than 10% of the combined voting power of all classes of voting stock of the Company, unless the option price is at least 110% of the fair market value of the Common Stock subject to the option and unless the option is exercisable for no more than five years from the grant date.

The compensation committee of the Board of Directors of the Company has discretion to set the terms and conditions of options, including the term, exercise price and vesting conditions, if any, to determine whether the option is an ISO or a non-qualified stock option, to select the persons who receive such grants and to interpret and administer the Plan.

As of the date of this 10-KSB, options to purchase an aggregate of 1,288,500 shares of Common Stock have been granted under the Plan and were outstanding, including options for 400,000 shares of Common Stock issued to Glenn A. Smith. Mr. Smith's options have an exercise price of $0.11 per share for 100,000 shares and $1.00 per share for 100,000 shares and $0.22 per share for 200,000 shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.


The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of April 5, 1999, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group:


 Name and Address of                      Amount and Nature of           Percent of Shares
 Beneficial Owner*                          Beneficial Owner               Outstanding**
 -------------------                      --------------------           -----------------
 Glenn A. Smith, CEO<F1>                        7,191,400                       23.3%
 Tod Smith, CTO <F4>                            2,090,000                        7.5%
 Maurice Matovich, COO <F4>                     1,829,000                        6.6%
 Howard L. Kaskel, CFO <F8>                       940,500                        3.4%
 Michael Pitts<F2>                              2,152,800                        8.1%
    Ponte Vedra Beach, FL
 Norrstar Advertising                           2,100,000                        7.9%
    Daytona Beach, FL
 Olympus Capital <F5><F6>                       3,261,465                       11.8%
    Ponce Inlet, FL

 All Directors and Executive                   12,050,900                       34.7%
 Officers as a Group (4 persons) <F7>
____________________
*Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.
**Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

<F1> Includes 91,200 shares of Common Stock held for minor children and
     4,415,000 shares subject to presently exercisable options.
<F2> Mr. Pitts is the former Chief Financial Officer of the Company.  He no longer has any day-to-day involvement with the Company.
<F3> Includes 20,000 shares of Common Stock held in a custodial account for a minor child.
<F4> Includes 1,450,000 shares subject to presently exercisable options.
     Shares of Common Stock issuable upon conversion of all shares of
<F5> Preferred Stock held by such stockholder based upon a five-day average share price of $0.137.
<F6> Olympus Capital, Inc. is an investment banking firm that has assisted the Company in the past in its raising of capital. None of the Company's officers, directors or affiliates is affiliated with Olympus
     Capital, Inc. or its owner, James W. Spratt, III.
<F7> Includes an aggregate of 8,252,500 shares of Common Stock subject to presently exercisable options.
<F8> Includes 937,500 shares subject to presently exercisable options.

(/TABLE>

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a)   Exhibits.  The exhibits filed as part of this Annual report on
           --------
Form 10-KSB are as listed below.  All exhibits are incorporated by reference to the indicated exhibit to the Company's registration of its Common Stock on Form 10-SB, as amended.


 Exhibit No.               Description
 -----------               -----------
 3.1                       Amended and Restated Articles of Incorporation of the Registrant (filed as
                             Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (File No. 333-
                             65069) is hereby incorporated by reference)

 3.1.1                     Amendment to the Articles of Incorporation filed on November 23, 1998 (filed as
                             Exhibit 3.1.1 of the Company's Registration Statement on Form SB-2 (File No.
                             333-65069) is hereby incorporated by reference)

 3.2                       Bylaws of the Registrant (filed as Exhibit 3.2 of the Company's Registration
                             Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 4.1                       Form of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 of the
                             Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.1                      International Master Franchise Agreement between Access Power, Inc. and Access
                             Power Canada, Inc. (filed as Exhibit 10.1 of the Company's Registration
                             Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.2                      Access Power, Inc. Stock Option Plan (filed as Exhibit 10.2 of the Company's
                             Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.3                      Amendment No. 1 to Stock Option Plan (filed as Exhibit 10.3 of the Company's
                             Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.4                      Purchase and Sale Agreement between Access Power, Inc. and Netspeak Corporation dated as of June 17, 1998 (filed as Exhibit 10.4 of the Company's Registration
                             Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.5                      Employment Agreement with Howard Kaskel dated July 1, 1998 (filed as Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is
                             hereby incorporated by reference)

 10.6                      Agreement to terminate Master Franchise Agreement between Access Power, Inc. and
                             Access Power Canada, Inc. dated December 11, 1998 (filed as Exhibit 10.6 of the
                             Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.7                      Internet Telephony Services Agreement dated December 14, 1998, between Access
                             Power, Inc. and Access Universal, Inc. (filed as Exhibit 10.7 of the Company's
                             Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.8                      Internet Telephony Services Agreement dated October 2, 1998 between Access Power,
                             Inc. and Ldt Net Com, Inc. (filed as Exhibit 10.8 of the Company's Registration
                             Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.9                      Office Lease Agreement between Douglas Partnerships II, and Access Power, Inc.
                             dated August 1, 1997 (filed as Exhibit 10.9 of the Company's Registration
                             Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.10                     Mutual Dissolution Agreement between Access Power, Inc., and LDT NET COM, INC., dated February 18, 1999

 27.1                      Financial Date Schedule (for SEC use only)

     (b)  Reports on Form 8-K.  No reports on Form 8-K were filed during the
          --------------------
last quarter of the period covered by this report.




                            ACCESS POWER, INC.
                     (A Development Stage Company)
                      INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . F-1


Financial Statements:

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . F-2

Statements of Operations  . . . . . . . . . . . . . . . . . F-3

Statements of Stockholders' Equity  . . . . . . . . . . . . F-4

Statements of Cash Flows  . . . . . . . . . . . . . . . . . F-5


Notes to Financial Statements . . . . . . . . . . . . . . . F-6


PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
Certified Public Accountants
2600 Maitland Center Parkway
Suite 330
Maitland, Florida  32751


                     Independent Auditors' Report
                     ----------------------------


The Board of Directors
Access Power, Inc.:

We have audited the accompanying balance sheets of Access Power, Inc.
(a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the cumulative period from October
10, 1996 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access
Power, Inc. (a development stage company) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, and the cumulative period from October 10, 1996
(date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.


 /s/ Parks, Tschopp, Whitcomb & Orr, P.A.


Maitland, Florida
March 23, 1999



                                                     ACCESS POWER, INC.
                                                (A Development Stage Company)

                                                       Balance Sheets
                                                 December 31, 1998 and 1997



                                                           Assets
                                                           ------
                                                                                           1998                       1997
                                                                                           ----                       ----
 Current assets:
      Cash                                                                             $   33,156                    54,086
      Accounts receivable                                                                  29,145                     9,596
      Notes receivable, stockholder                                                        30,791                    24,096
      Inventory                                                                            21,770                    30,000
                                                                                       ----------                ----------
              Total current assets                                                        114,862                   117,778
                                                                                       ----------                ----------

 Property and equipment, net (note 2)                                                   1,131,471                   362,592
 Other assets                                                                              16,000                    16,834
                                                                                       ----------                ----------
              Total assets                                                             $1,262,333                   497,204
                                                                                       ==========                ==========

                                               Liabilities and Stockholders' Equity
                                               ------------------------------------

 Current liabilities:

      Accounts payable and accrued expenses                                            $1,373,978                       350
      Notes payable (note 3)                                                              120,136                    10,136
                                                                                       ----------                ----------
              Total current liabilities                                                 1,494,114                    10,486
                                                                                       ==========                ==========

 Stockholders' equity:

      Common stock, $.001 par value, authorized 40,000,000
         issued and outstanding 12,325,788 and 11,484,000 shares
         in 1998 and 1997                                                                  12,326                    11,484
      Preferred stock, $.001 par value, authorized 10,000,000 shares,
         issued and outstanding 1,050 shares in 1998                                            1                       -
      Additional paid in capital                                                        2,252,971                   907,373
      Deficit accumulated during the development stage                                 (2,497,079)                 (432,139)
                                                                                       ----------                ----------
              Total stockholders' equity                                                 (231,781)                  486,718
                                                                                       ----------                ----------
 Commitments (notes 3 and 4)

              Total liabilities and stockholders' equity                               $1,262,333                   497,204
                                                                                       ==========                ==========

 See accompanying notes to financial statements.

                                           ACCESS POWER, INC.
                                      (A Development Stage Company)

                                       Statements of Operations

               For the years ended December 31, 1998 and 1997 and the cumulative period from October 10, 1996 (date of inception) through December 31, 1998

                                                                                                  For the period
                                                                                                 October 10, 1996
                                                                                                     through
                                                            1998              1997               December 31, 1998
                                                       -------------    ------------             ------------------
   Revenue:
     Product sales                                     $    214,431               -                         214,431
     Services                                                53,519               -                          53,519
                                                       ------------      ------------                   -----------
           Total revenue                                    267,950               -                         267,950
                                                       ------------      ------------                   -----------

   Costs and expenses:
     Cost of sales                                          161,650               -                         161,650
     Product development and marketing                      731,672            34,636                       769,156
     General and administrative                           1,315,600           391,520                     1,709,973
                                                       ------------      ------------                   -----------
           Total costs and expenses                       2,208,922           426,156                     2,640,779
                                                       ------------      ------------                   -----------

   Other income (expense):
     Interest income                                            407             1,888                         2,295
     Interest expense                                      (124,375)           (2,170)                     (126,545)
                                                       ------------      ------------                   -----------

           Total other income (expense)                   (123,968)              (282)                     (124,250)

           Net loss                                    $(2,064,940)          (426,438)                   (2,497,079)
                                                       ===========       ============                   ===========
           Net loss per share                          $     (0.18)             (0.04)                        (0.24)
                                                       ===========       ============                   ===========
           Weighted average number of shares            11,776,511          9,742,000                    10,473,815
                                                       ===========       ============                   ===========
(/TABLE>


                     See accompanying notes to financial statements.

                                                                               ACCESS POWER, INC.
                                                                         (A Development Stage Company)

                                                                       Statement of Stockholders' Equity

                                              For the years ended December 31, 1998 and 1997 and the period from October 10, 1996
                                                                 (date of inception) through December 31, 1998

                                                                Common Stock    Preferred stock Additional                 Total
                                                            ------------------  ---------------   Paid in  Accumulated Stockholders'
                                                 Date        Shares     Amount  Shares   Amount   Capital   Deficit         Equity
                                                 ----        ------     ------  ------   ------   ------- ------------ ------------
Common stock issued to founding directors                   8,000,000    8,000     -        -      (7,200)      -             800
Net loss                                                         -        -        -        -        -        (5,701)      (5,701)
                                                           ----------   ------  ------   ------  --------  ---------   -----------
Balances at December 31, 1996                               8,000,000    8,000     -        -      (7,200)    (5,701)      (4,901)
Common stock issued for cash                    5/23/97       750,000      750     -        -      35,000        -         35,750
Common stock issued for cash                    6/30/97     1,000,000    1,000     -        -     100,000        -        101,000
Common stock issued for cash                 7/97 - 10/97   1,734,000    1,734     -        -     854,573        -        856,307
Stock issuance cost                                              -        -        -        -     (75,000)       -        (75,000)
Net loss                                                         -        -        -        -        -      (426,438)    (426,438)
                                                           ----------   ------  ------   ------  --------  ---------   -----------
Balances at December 31, 1997                              11,484,000   11,484     -        -     907,373   (432,139)     486,718

Preferred stock issued for cash                  5/98            -        -       1,000       1   999,999        -      1,000,000
Common stock issued as additional interest     2/2/98          50,000       50     -        -      29,950        -         30,000
Common stock issued as additional interest    2/19/98         125,000      125     -        -      84,250        -         84,375
Common stock issued as finder's fee           2/19/98          75,000       75     -        -      24,925        -         25,000
Common stock issued for services                 2/98          25,000       25     -        -      27,163        -         27,188
Common stock issued for cash                  9/24/98          50,000       50     -        -      24,950        -         25,000
Preferred stock issued for cash                 11/98            -        -         100     -     100,000        -        100,000
Common stock issued for finder's fee            11/98          60,857       61     -        -      19,817        -         19,878
Preferred stock issued for cash                 12/98            -        -          25     -      25,000        -         25,000

Common stock issued for investment banking
  fee                                           12/98          30,000       30     -        -       9,970        -         10,000
Conversion of preferred stock to common stock   12/98         425,931      426     (75)     -        (426)       -           -
Net loss                                                         -        -        -        -        -    (2,064,940)  (2,064,940)
                                                           ----------   ------  ------   ------ --------- ----------   ----------
Balances at December 31, 1998                              12,325,788   12,326   1,050        1 2,252,971 (2,497,079)    (231,781)
                                                           ==========   ======  =======  ====== ========= ==========   ==========

     See accompanying notes to financial statements.

                        ACCESS POWER, INC.
                     (A Development Stage Company)

                        Statements of Cash Flows

For the years ended December 31, 1998 and 1997 and the cumulative period from October 10, 1996 (date of inception) through December 31, 1998

                                                                                                          For the period
                                                                                                         October 10, 1996
                                                                                                             through
                                                                1998                1997                December 31, 1998
                                                            ------------         ----------             -----------------
Cash flows from operating activities:
  Net loss                                                  $(2,064,940)          (426,438)                 (2,497,079)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             321,806             26,757                     348,819
      Loss on disposal of property and equipment                 26,461                -                        26,461
      Stock issued for services                                 196,441                -                       196,441
      Change in operating assets and
      Accounts receivable                                       (19,549)            (9,596)                    (29,145)
      Accounts payable and accrued                            1,373,628                350                   1,373,978
      Other assets                                               (3,166)           (20,000)                    (23,166)
                                                                  8,230            (30,000)                    (21,770)
                                                            -----------          ---------                  ----------
          Net cash used in operating                           (161,089)          (458,927)                   (625,461)
                                                            -----------          ---------                  ----------
Cash flows from investing activities:
  Proceeds from sale of property and                             40,270                -                        40,270
  Purchase of property and equipment                         (1,153,416)          (376,154)                 (1,539,855)
  Note receivable, stockholder                                   (6,695)           (19,001)                    (30,791)
                                                            -----------          ---------                  ----------
          Net cash used in investing                         (1,119,841)          (395,155)                 (1,530,376)
                                                            -----------          ---------                  ----------
Cash flows from financing activities:
  Proceeds from issuance of stock                             1,150,000            918,057                   2,068,857
  Proceeds from issuance of notes payable                       110,000                -                       130,025
  Principal payments on notes payable                               -               (9,889)                     (9,889)
                                                            -----------          ---------                  ----------
          Net cash provided by financing                      1,260,000            908,168                   2,188,993
                                                            -----------          ---------                  ----------
          Net change in cash                                    (20,930)            54,086                      33,156
Cash, at beginning of period                                     54,086                -                           -
                                                            -----------          ---------                  ----------
Cash at end of period                                       $    33,156             54,086                      33,156
                                                            ===========          =========                  ==========
(/TABLE>

                     See accompanying notes to financial statements.

                           ACCESS POWER, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                           December 31, 1998


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Nature of development stage operations

          Access Power, Inc., (API or the Company) was formed on October 10,
          1996. The Company offers Internet Telephony (IT) which will provide advanced computer telephony solutions to the global consumer market place, with an emphasis on marketing to international carriers and consumers.

          Operations of the Company through the date of these financial statements have been devoted primarily to product development and marketing, raising capital, and administrative activities.

     (b)  Property and equipment
          ----------------------

          Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years, using the straight-line method.

     (c)  Intangible assets
          -----------------

          Organization costs are amortized over a five-year period using the straight-line method and are included in other assets in the accompanying balance sheet.

     (d)  Income taxes
          ------------

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.


                                                           (Continued)


                          ACCESS POWER, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                           December 31, 1998


 (1),   Continued

          Development stage operations for the period ended December 31, 1998 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods.
          Accordingly, no income tax provision has been recognized in the accompanying financial statements. At December 31, 1998, the Company has net operating loss carryforwards of approximately
          $2,497,000, which will expire in years beginning in 2011. A valuation allowance equal to the tax benefit of the net operating loss has been established, since it is uncertain that future taxable income will be realized during the carryforward period.
          Accordingly, no income tax provision has been recognized in the accompanying financial statements

     (e)  Financial Instruments Fair Value, Concentration of Business and
          Credit Risks
          ---------------------------------------------------------------

          The carrying amount reported in the balance sheet for cash, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts and note receivable which amounts to approximately $30,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. Currently, all of the Company's hardware and software is purchased from one supplier, however, management believes there are other alternatives to this supplier.

     (f)  Use of Estimates
          ----------------

          Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (g)  Cash Flows
          ----------

          For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.




                          ACCESS POWER, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                           December 31, 1998


(1), Continued

     (h)  Prepaid Offering Costs
          ----------------------

          Prepaid offering costs represent direct costs and expenses incurred in connection with the offering of securities. Upon completion of the offering, such amounts are offset against the proceeds from the offering, in the event of an offering of equity securities, and capitalized and amortized using the interest method in the event of an offering of debt securities.

     (i)  Revenue Recognition

          The principal sources of revenues are expected to be internet telephone charges which will be recognized as incurred. The
          Company is presently operating in this one business segment and only in the United States.

     (j)  Loss Per Common Share

          Earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would not have a material effect on earnings per common share.

     (k)  Software and Development Costs

          The Company capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide services to customers.
          Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

          The carrying value of software and development costs that have been capitalized is regularly reviewed by the Company, and a loss is recognized when the net realizable value falls below the unamortized cost.
                                                           (Continued)



                         ACCESS POWER, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                           December 31, 1998


(1), Continued

     (l)  Stock-Based Compensation
          ------------------------

         During 1997, the Company adopted Statement of Financial Accounting
         Standards ("SFAS") No. 123, "Accounting for Stock-Based
         Compensation". This pronouncement establishes financial accounting and reporting standards for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Such treatment is required for non-employee stock-based compensation. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25,
         "Accounting for Stock Issued to Employees". Accordingly, compensation expense for employee stock options or warrants is measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to require the stock. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 5).

     (m)  Preferred Stock
          ---------------

          The Company's redeemable convertible preferred stock has the following provisions:

          * The shares shall be redeemable, at the option of the of the Company, at a stated redemption price of $1,500 per share.

          * Each share of preferred stock is convertible into that number of shares of the Company calculated by dividing
             $1,000 by the lower of 65% of the average closing bid price of the Company for the five trading days prior to conversion or 75% of the closing bid price on the first day the funds from the preferred stock offering are available.








                          ACCESS POWER, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                           December 31, 1998


(2)  Property and Equipment
     ----------------------

     Property and equipment consist of the following at December 31,:
                                                                                    1998                1997
                                                                                    ----                ----
          Office furniture and equipment                                       $    59,908              52,842
          Computer hardware                                                      1,172,339             131,811
          Computer software                                                        227,905             231,786
                                                                               -----------          ----------
                                                                                 1,460,152             416,439
                 Less accumulated depreciation and amortization                    328,681              23,847
                                                                               -----------          ----------
                                                                               $ 1,131,471             392,592
                                                                               ===========          ==========
(3)  Notes Payable
     -------------

     Notes payable consist of the following at December 31,:
                                                                                    1998                1997
                                                                                    ----                ----
          Promissory notes to stockholders bearing interest at 6%
          payable on demand.  Unsecured.                                       $    20,136              10,136

          Note payable to individual, bearing interest at 12%,
          payable upon capital financing of the Company in
          excess of $3,000,000.                                                    100,000                   -
                                                                               -----------          ----------
                                                                               $   120,136              10,136
                                                                               ===========          ==========

(4)      Commitments

The Company leases its office space under a non-cancellable operating lease with a remaining term of two years. Future minimum payments under this lease are as follows:

                           Year                          Amount
                           ----                          ------

                           1999                          36,270
                           2000                          21,500

Rent expense for the years ended December 31, 1998 and 1997 amounted to $50,817 and 15,183, respectively.

                          ACCESS POWER, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                          December 31, 1998


(5)  Stock Options
     -------------

     In 1997, the Company established an incentive stock option plan (the
     Plan) to provide an incentive to key employees of the Company who are in a position to contribute materially to expanding and improving the Company's profits, to aid in attracting and retaining employees of outstanding ability and to encourage ownership of shares by employees. The Plan was amended in March, 1998 to increase the number of shares available for issuance thereunder from 1,000,000 to 2,500,000 shares. Total options granted through December 31, 1998 amounted to 1,288,500, (647,500 and 641,000 in 1998 and 1997, respectively) at an average price of $.62.

     The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Company's Board of Directors, or a committee thereof, administers and interprets the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The per share exercise price of options granted under the Plan will not be less than the fair market value of the common stock on the date of grant. Options granted under the Plan will be exercisable after the period or periods specified in the option agreement. The Board may, in its sole discretion, accelerate the date on which any option may be exercised. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant and are nontransferable other than by will or by the laws of descent and distribution. The Company recognizes compensation expense for options granted under the Plans based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to acquire the stock. No compensation cost has been recognized for employee stock options which had been granted to date. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under those Plans, consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                                            For the period
                                                                                           October 10, 1996
                                          Year ended                Year ended                  through
                                       December 31, 1998         December 31, 1997         December 31, 1998
                                       -----------------         -----------------         -----------------
Pro forma net loss:
      As reported                       $  (2,064,940)                (426,438)               (2,497,079)
      Pro forma                            (2,132,712)                (432,950)               (2,564,851)

Pro forma net loss per share
      As reported                             (0.18)                    (0.04)                    (0.24)
      Pro forma                               (0.18)                    (0.04)                    (0.25)

                                                            (Continued)

                          ACCESS POWER, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                          December 31, 1998



(5)  Continued
     ---------

     The fair value of each option granted under the Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997: no dividend yield; expected volatility of the underlying stock of 90% and 0.5%, respectively; risk-free interest rate of 5.27% and 5.45%, respectively, covering the related option period; and expected lives of the options of 10 years based on the related option period.

                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ACCESS POWER, INC.


                                 By: /s/ Glenn A. Smith
                                    Glenn A. Smith, Chief Executive Officer

                                 Date:  4/15/99


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

        Signature                          Position                                  Date
        ---------                         --------                                   ----
/s/ Glenn A. Smith                        President and Chief                        4/15/99
Glenn A. Smith                            Executive Officer and Director
                                          (principal executive officer)

/s/ Howard Kaskel                         Chief Financial Officer                    4/15/99
Howard Kaskel                             (principal financial and
                                          accounting officer)

/s/ Tod R. Smith                          Director                                   4/15/99
Tod R. Smith


/s/ Maurice J. Matovich                   Director                                   4/15/99
Maurice J. Matovich


                                  Exhibit Index


Exhibit No.                Description
-----------                -----------

 10.10                     Mutual Dissolution Agreement between Access
                            Power, Inc., and LDT NET COM, INC., dated February 18, 1999

 27.1                      Financial Date Schedule (for SEC use only)

