Form 10QSB
period 1999-03-31
ACCESS POWER INC
filed 1999-05-11
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

[X]             Quarterly Report Under Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1999

[_]            Transition Report Under Section 13 or 15(d) of
                 The Exchange Act For the Transition Period from _________________ to _________________

                   Commission File Number 000-____________


                             Access Power, Inc.
                             ------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

            Florida                                           59-3420985
    ---------------------------------               ---------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

             10033 Sawgrass Dr., W, Ponte Vedra Beach, FL  32082
          ----------------------------------------------------------
            (Address of principal executive office)      (Zip Code)

Issuer's telephone number, including area code: (904) 273-2980

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No   X
       ---        ---

     At May 8, 1999, there were issued and outstanding 30,550,408 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                     ---     ---

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                       ACCESS POWER, INC.
                                 (A Development Stage Company)

                                        BALANCE SHEETS

                                          ASSETS                              March 31,            December 31,
                                          ------                                1999                   1998
                                                                             -----------          --------------
                                                                             (unaudited)
Current assets:
     Cash                                                                    $     9,009            $    33,156
     Accounts receivable                                                          48,130                 29,145
     Notes receivable, stockholder                                                16,751                 30,791
     Prepaid expenses                                                            192,500                      -
     Inventory                                                                    19,715                 21,770
                                                                               ---------             ----------

             Total current assets                                                286,105                114,862
                                                                               ---------             ----------

Property and equipment, net                                                    1,034,136              1,131,471

Other assets                                                                      15,000                 16,000
                                                                               ---------             ----------

             Total assets                                                    $ 1,335,241            $ 1,262,333
                                                                              ==========             ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                   $ 1,622,212            $ 1,373,978
     Notes payable                                                               137,636                120,136
                                                                              ----------             ----------

             Total current liabilities                                         1,759,848              1,494,114
                                                                              ----------             ----------

Stockholders' equity:
     Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 24,184,556 and 12,325,788 shares
       in 1999 and 1998                                                           24,185                 12,326

     Preferred stock, $.001 par value, authorized 10,000,000 shares,
       issued and outstanding  275 and 1,050 shares in 1999 and 1998                   -                      1
     Additional paid in capital                                                2,532,557              2,252,971
     Deficit accumulated during the development stage                         (2,981,349)            (2,497,079)
                                                                              ----------              ---------

             Total stockholders' equity                                         (424,607)              (231,781)
                                                                              ----------              ---------

             Total liabilities and stockholders' equity                      $ 1,335,241            $ 1,262,333
                                                                              ----------             ----------

                                       ACCESS POWER, INC.
                                  (A Development Stage Company)

                                     STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended                  For the period
                                                                                  March 31,                      October 10, 1996
                                                                         -----------------------------          (date of inception)
                                                                            1999               1998                   through
                                                                                  (unaudited)                      March 31, 1999
                                                                         -----------------------------          -------------------
Cash flows from operating activities:
     Net loss                                                            $ (484,270)       $ (473,834)            $ (2,974,905)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                      81,405             9,239                  430,224
          Loss on disposal of property and equipment                          6,880               -                     33,341

          Stock issued for services                                         210,000            52,188                  210,000
          Stock issued for interest                                           6,444           114,375                  196,441
          Change in operating assets and liabilities:                                                                      -
               Accounts receivable                                          (18,985)           (1,724)                 (48,130)

               Accounts payable and accrued expenses                        248,234             1,268                1,622,212
               Other assets                                                (192,500)           (2,166)                (215,666)
               Inventory                                                      2,055               -                    (19,715)
                                                                          ---------         ---------              -----------
                    Net cash used in operating activities                  (140,737)         (300,654)                (766,198)
                                                                          ---------         ---------              -----------

Cash flows from investing activities:

     Proceeds from sale of property and equipment                            10,050               -                     50,320
     Purchase of property and equipment                                         -             (12,862)              (1,539,855)
     Note receivable, stockholder                                            14,040               -                    (16,751)
                                                                          ---------         ---------              -----------
                    Net cash used in investing activities                    24,090           (12,862)              (1,506,286)
                                                                          ---------         ---------              -----------

Cash flows from financing activities:

     Proceeds from issuance of stock                                         75,000               -                  2,143,857
     Proceeds from issuance of notes payable                                 25,000           300,000                  155,025
     Principal payments on notes payable                                     (7,500)              -                    (17,389)
                                                                          ---------         ---------              -----------
                    Net cash provided by financing activities                92,500           300,000                2,281,493
                                                                          ---------         ---------              -----------

                    Net change in cash                                      (24,147)          (13,516)                   9,009

Cash, at beginning of period                                                 33,156            54,086                      -
                                                                          ---------         ---------              -----------

Cash at end of period                                                    $    9,009        $   40,570             $      9,009
                                                                          =========         =========              ===========

                                           ACCESS POWER, INC.
                                     (A Development Stage Company)


                                       STATEMENTS OF OPERATIONS

                                                                   Three Months Ended                   For the period
                                                                        March 31,                      October 10, 1996
                                                              -----------------------------          (date of inception)
                                                                 1999               1998                   through
                                                                       (unaudited)                      March 31, 1999
                                                              -----------------------------          --------------------
Revenue:
     Product Sales                                       $        6,850       $         -                $     221,281
     Services                                                     7,700               3,095                     61,219
                                                           ------------         -----------                -----------

          Total revenue                                          14,550               3,095                    282,500
                                                           ------------         -----------                -----------

Costs and expenses:
     Cost of sales                                                2,055                 -                      163,705
     Product development and marketing                          227,339             115,958                    996,495
     General and administrative                                 261,294             244,894                  1,971,267
                                                           ------------         -----------                -----------

          Total costs and expenses                              490,688             360,852                  3,131,467
                                                           ------------         -----------                -----------

Other income (expense):
     Other income                                                   -                    35                      2,295
     Interest expense                                            (8,132)           (116,042)                  (134,677)
                                                           ------------         -----------                -----------

          Total other income (expense)                           (8,132)           (116,077)                  (132,382)
                                                           ------------         -----------                -----------

          Net loss                                       $     (484,270)      $    (473,834)             $  (2,981,349)
                                                           ============         ===========                ===========

          Net loss per share                                      (0.03)              (0.04)                     (0.25)
                                                           ============         ===========                ===========

          Weighted average number of shares                  16,979,668          11,621,500                 12,086,192
                                                           ============         ===========                ===========

                           ACCESS POWER, INC.
                     (A Development Stage Company)


NOTES TO FINANCIAL STATEMENTS

A. Basis of Presentation Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS REPORT.


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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

     Revenues and Costs of Revenues. The Company realized no revenue from the sale of software in the three months ended March 31, 1998 compared to software sales of $6,850 in the three months ended March 31, 1999. The revenue generated from sale of services increased $4,605 from $3,095 during the three months ended March 31, 1998 to $7,700 during the three months ended March 31, 1999. Cost of software sold during the three months ended March 31, 1999 was $2,055.

     Expenses. Product development and marketing expenses were $227,339 for the three months ended March 31, 1999; an increase of $111,381, or almost 100%, over such expenses for the three months ended March 31, 1998. The telephone and internet connection charges represent $27,710 of this increase as the Company increased deployment of its network. In addition depreciation and amortization expenses increased $71,075 from the three months ended March 31, 1998 reflecting the increase in capital expenditures during the last nine months of 1998. General and administrative expenses increased nearly $10,000, or 4%, from $244,894 for the three months ended March 31, 1998. Payroll expense was the major portion of this increase as it totaled $172,699, an increase of $41,586, or 31%, from the three months ended March 31, 1998 total of $131,113. The aforementioned increase was offset by a decrease in travel expenses of $13,103 from $17,003 during the three months ended March 31, 1998 and a decrease in outside temporary help of $7,150 from $7,599 during the three months ended March 31, 1998 as the Company initiated its cost reduction policy.

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

     The Company generated negative cash flow from operating activities for the period from inception (October 10, 1996) through March 31, 1999. The Company realized lesser negative cash from operating activities for the three months ended March 31, 1999 due to a slow down in paying expenses including the deferring of executive payroll.

     Investing activities for the period from inception through March 31, 1999 consisted primarily of equipment purchases to build out the initial network. Investing activities in the three months ended March 31, 1999 and the three months ended March 31, 1998 were minimal.

     The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services and the availability of opportunities for international expansion through joint ventures or other business relationships.

     The Company expects to invest approximately $2,000,000 over the next twelve months in capital equipment for network expansion, if it can raise at least that amount through the sale of equity or debt securities. The Company is performing ongoing cost benefit analysis to ensure that any existing under utilized equipment is made available for re-deployment to prolong the necessity to acquire new equipment.

     The Company raised $75,000 in January 1999 from the sale of 75 shares of Series A Preferred Stock for $1,000 per share and $150,000 in April from the sale of 1,500,000 shares of common stock.

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

     The Company's financing activities for the three months ended March 31, 1999 provided a net total of $92,500. Cash at the end of that period was $9,009. As of April 27, 1999, the Company had cash of $63,000 and working capital of ($1,244,000). The Company is currently expending approximately $125,000 per month, which amount includes monthly co-location costs or network infrastructure, systems maintenance and development, payments for equipment, general and administrative costs. The Company believes that its cash used in operating activities will increase over the next year. The Company needs to raise additional funds through public or private financing. Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

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

     The Company does not foresee substantial direct or indirect costs associated with its implementation or any affiliate's implementation of year 2000 solutions.

     There are no assurances that the Company and all of its key suppliers, customers or third parties upon which it relies will completely address and solve the potential problem and by not doing so could result in an adverse material effect on the Company, its financial condition or results on operations.


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the

Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy, acceptance of the Company's technology and services in the market place, telecommunications industry trends towards solutions not addressed by the Company's business, increasing competition in the information technology services market, the ability to hire, train and retain sufficient qualified personnel, and the ability to develop and implement operational and financial systems to manage the Company's growth.


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 1999 the Company sold 50 shares of Series A Preferred Stock at an offering price of $1000 per share to T. Wayne Davis. The Company claims an exemption from registration under Section 4(2) of the 1933 Securities Act for this offer and sale. The securities were offered and sold to one investor who the Company believed was an accredited investor. In connection with this transaction and at the same time, the Company also issued 28,846 shares of Common Stock to Robert Monsky, as payment of a finder's fee. The Company believes that Mr. Robert Monsky is an accredited investor, and the Company claims an exemption from registration under
Section 4(2) of the Act for this transaction. In each case the investor was provided a copy of the Company's prospectus included in its current resale registration statement on Form SB-2, as amended (Regis. No. 333-65069)
(the "Resale Prospectus").

     In January 1999 the Company sold 25 shares of Series A Preferred Stock at an offering price of $1000 per share to Robert Monsky. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor who the Company believed was an accredited investor. Mr. Monsky had just recently been issued Common Stock as a finder's fee and had a copy of the Resale Prospectus.

     In April 1999 the Company sold 1,500,000 shares of common stock for $150,000 to One Stop Communications, Inc. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The investor had access to a copy of the Company's Resale Prospectus.

     All of the foregoing investors agreed to acquire their securities for investment and not with a view to the distribution thereof, and the certificates representing the securities issued to each such participant contained a legend to the effect that such securities were not registered under the Act and could not be transferred except pursuant to a registration statement which has become effective under the Act, or an exemption from such registration requirement. The issuance of such securities was not underwritten.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27  -  Financial Data Schedule (for SEC use only)

     (b)  No Reports on Form 8-K were filed during this period


                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCESS POWER, INC.


By:  /s/ Glenn A. Smith                             Date:  May 7, 1999
   ------------------------------------
      Glenn A. Smith
      President



     /s/ Howard Kaskel                              Date:  May 7, 1999
---------------------------------------
Howard Kaskel
Chief Financial Officer
(principal financial and accounting officer)