Form 10QSB
period 1999-06-30
ACCESS POWER INC
filed 1999-08-16
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999

                 Transition Report Under Section 13 or 15(d) of
       The Exchange Act For the Transition Period from _______ to ________

                     Commission File Number 000-____________


                               Access Power, Inc.
      --------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Florida                       59-3420985
      -------------------------------         -------------------
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification No.)

               10033 Sawgrass Dr., W, Ponte Vedra Beach, FL 32082
               (Address of principal executive office) (Zip Code)

Issuer's telephone number, including area code: (904) 273-2980

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]  No [  ]

         At August 4, 1999, there were issued and outstanding 31,153,358 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
     Yes    [ ]    No  [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                                                  ACCESS POWER, INC.
                                            (A Development Stage Company)

                                                    Balance Sheets

                                      As of June 30, 1999 and December 31, 1998

                                                         Assets                      June 30,           December 31,
                                                                                       1999                 1998
                                                                                   -----------           ------------
                                                                                   (unaudited)
Current assets:
     Cash                                                                          $    13,017           $    33,156
     Accounts receivable                                                                50,620                29,145
     Notes receivable                                                                  537,700                30,791
     Inventory                                                                          19,130                21,770
                                                                                   -----------           -----------
               Total current assets                                                    620,467               114,862
                                                                                   -----------           -----------

Property and equipment, net                                                            990,226             1,131,471

Other assets                                                                            14,000                16,000
                                                                                   -----------           -----------
               Total assets                                                        $ 1,624,693           $ 1,262,333
                                                                                   ===========           ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                         $ 1,702,867           $ 1,373,978
     Unearned revenue                                                                   9,580
     Notes payable                                                                     135,440               120,136
                                                                                   -----------           -----------
               Total current liabilities                                             1,847,887             1,494,114
                                                                                   -----------           -----------

Stockholders' equity:
     Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 30,753,358 and 12,325,788 shares
          in 1999 and 1998                                                              30,754                12,326
     Preferred stock, $.001 par value, authorized 10,000,000 shares,
          issued and outstanding  0 and 1,050 shares in 1999 and 1998                     --                       1
     Additional paid in capital                                                      3,421,227             2,252,971
     Deficit accumulated during the development stage                               (3,675,175)           (2,497,079)
                                                                                   -----------           -----------
               Total stockholders' equity                                             (223,194)             (231,781)
                                                                                   -----------           -----------

               Total liabilities and stockholders' equity                          $ 1,624,693           $ 1,262,333
                                                                                   ===========           ===========


                                                       ACCESS POWER, INC.
                                                  (A Development Stage Company)

                                                    Statements of Cash Flows

                                     For the six months ended June 30, 1999 and 1998 and the
                                   cumulative period from October 10, 1996 (date of inception)
                                                      through June 30, 1999
                                                            (unaudited)

                                                                                                                 For the period
                                                                             Six months ended June 30,          October 10, 1996
                                                                                1999               1998             through
                                                                                                                 June 30, 1999
                                                                             -----------        -----------        -----------
Cash flows from operating activities:
     Net loss                                                                $(1,178,096)       $  (931,045)       $(3,675,175)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                                         162,817             80,738            511,636
           Loss on disposal of property and equipment                              6,880               --               33,341
           Stock issued for services                                             264,983             52,188            347,049
           Stock issued for interest                                              14,000            114,375            128,375
           Change in operating assets and liabilities:
                Accounts receivable                                              (21,475)          (193,196)           (50,620)
                Accounts payable and accrued expenses                            328,889          1,079,674          1,702,867
                Deferred Revenue                                                   9,580               --                9,580
                Other assets                                                        --                 --              (23,166)
                Inventory                                                          2,640            (30,000)           (19,130)
                                                                             -----------        -----------        -----------
                     Net cash used in operating activities                      (409,782)           172,733         (1,035,243)
                                                                             -----------        -----------        -----------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                                 10,050               --               50,320
     Purchase of property and equipment                                          (36,502)        (1,132,694)        (1,576,357)
     Note receivable                                                            (506,909)              --             (537,700)
                                                                             -----------        -----------        -----------
                     Net cash used in investing activities                      (533,361)        (1,132,694)        (2,063,737)
                                                                             -----------        -----------        -----------
Cash flows from financing activities:
     Proceeds from issuance of stock                                             907,700          1,000,000          2,976,557
     Proceeds from issuance of notes payable                                      72,804            300,000            202,829
     Principal payments on notes payable                                         (57,500)          (200,000)           (67,389)
                                                                             -----------        -----------        -----------
                     Net cash provided by financing activities                   923,004          1,100,000          3,111,997
                                                                             -----------        -----------        -----------
                     Net change in cash                                          (20,139)           140,039             13,017
                                                                                                                   -----------
Cash, at beginning of period                                                      33,156             54,086               --
                                                                             -----------        -----------        -----------

Cash at end of period                                                        $    13,017        $   194,125        $    13,017
                                                                             ===========        ===========        ===========


                                                     ACCESS POWER, INC.
                                                (A Development Stage Company)

                                                  Statements of Operations

                                 For the three months and six months ended June 30, 1999 and
                                    1998 and the cumulative period from October 10, 1996
                                          (date of inception) through June 30, 1999
                                                         (unaudited)
                                                       For the period
                                                                                                           October 10, 1996
                                              Three months ended June 30,      Six months ended June 30,       through
                                                  1999            1998            1999           1998        June 30, 1999
                                              ------------    ------------    ------------    ------------   -------------
Revenue:
    Software/hardware sales                   $      1,550    $    212,442    $      8,400    $    212,442    $    222,831
    Telecommunication services                      11,700           9,689          19,400          12,784          72,919
                                              ------------    ------------    ------------    ------------    ------------

          Total revenue                             13,250         222,131          27,800         225,226         295,750
                                              ------------    ------------    ------------    ------------    ------------

Costs and expenses:
     Cost of sales                                     585         152,920           2,640         152,920         164,290
     Product development and marketing             418,254         255,916         645,593         371,874       1,414,749
     General and administrative                    284,989         272,615         546,283         517,509       2,256,256
                                              ------------    ------------    ------------    ------------    ------------

          Total costs and expenses                 703,828         681,451       1,194,516       1,042,303       3,835,295
                                              ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Other income (expense)                           --               372          (6,880)            407           2,295
     Interest expense                               (3,248)          1,667          (4,500)       (114,375)       (137,925)
                                              ------------    ------------    ------------    ------------    ------------

          Total other income (expense)              (3,248)          1,295         (11,380)       (113,968)       (135,630)
                                              ------------    ------------    ------------    ------------    ------------

          Net loss                            $   (693,826)   $   (458,025)   $ (1,178,096)   $   (931,045)   $ (3,675,175)
                                              ============    ============    ============    ============    ============

          Net loss per share                  $      (0.03)   $      (0.04)   $      (0.06)   $      (0.08)   $      (0.23)
                                              ============    ============    ============    ============    ============

          Weighted average number of shares     25,825,159      11,286,667      20,457,552      11,759,000      16,125,847
                                              ============    ============    ============    ============    ============

NOTES TO FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes appearing elsewhere in this report.

PLAN OF OPERATION

Overview
--------

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

         Access Power's IP telephony gateway network allows the Company to offer competitive call rates while providing premium communications features. Access Power products and services are based on Personal Computer ("PC")-to-PC, PC-to-Phone, and Phone-to-Phone communications. Customers anywhere in the world can use their PC and software from the Company to place unlimited calls to telephones anywhere in the United States, Canada and Puerto Rico for $10 per month. In addition, customers in one of the Company's service areas can make a call with their telephone through the Company's service to another telephone anywhere in the United States for 7 cents a minute and to most countries in Central and South America for 29 cents a minute without the need for personal
Internet access. The Company charges $20 for account activation. Similar, low-cost pricing models are being developed for other international markets.

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

Expansion Plans
---------------

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

Software Sales
--------------

         To date, the Company has realized only small revenues from the resale of software to its customers, and it does not expect such sales to become a significant source of profit in the future. During the next year, however, the Company does intend to begin marketing the e-button software, and it expects to realize a fair amount of revenues from those sales.

Marketing
---------

         The Company has recently begun its effort to market its products and services. The Company has implemented a comprehensive public relations and marketing campaign along with establishing arrangements with communications brokers or agents. The Company has incurred expenses of approximately $335,000, payable $15,000 in cash and the balance in shares of common stock and warrants to purchase common stock, for public relations and certain marketing services for the next twelve months. International communications agents or brokers are delivering wholesale traffic to the Company and will be compensated on a commission basis. Without the benefit of significant marketing to date, the Company already has attracted over 2,000 customers to its service just from the Company's Web site order process, affiliate program, test market newspaper ads and word of mouth.

Raising Capital
---------------

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

PERIOD ENDED JUNE 30, 1999 COMPARED TO PERIOD ENDED JUNE 30, 1998

         Revenues  and Costs of  Revenues.  The  Company  realized  $212,442  in
         --------------------------------
revenues from the sale of hardware and software in the three months ended June 30, 1998 compared to software sales of $1,150 in the three months ended June 30, 1999 and $8,400 during the six months ended June 30, 1999. The revenue generated from sale of services increased $2,011 from $9,689 during the three months ended June 30, 1998 to $11,700 during the three months ended June 30, 1999. The revenue generated from sale of services increased $6,616 from $12,784 during the six months ended June 30, 1998 to $19,400 during the six months ended June 30, 1999.

         Expenses.  Product development and marketing expenses were $418,254 for
         --------
the three months ended June 30, 1999; an increase of $162,338 or almost 63% over such expenses for the three months ended June 30, 1998. Public relations fees related to the introduction of Net.Caller(TM) and stockbroker relations increased $204,100. For the six months ended June 30, 1999 product development and marketing expenses increased $273,719 or almost 74%. Professional fees as noted previously accounted for $221,600 of this increase. General and administrative expenses increased $12,374 or 5% from $272,615 for the three months ended June 30, 1998. Legal and professional fees increased $28,941 to $85,695. Travel expenses decreased $15,049 to $2,691. Sales taxes were reduced to zero from $3,963 during the three months ended June 30, 1998. During the six months ended June 30, 1999 general and administrative expenses increase $28,774 or almost 6% to $546,283. Payroll increased $33,354 to $219,487, partially offset by a reduction in temporary help of $9,705 to $450.

Liquidity and Capital Resources
-------------------------------

         Since its inception, the Company has financed its operations through the proceeds from the issuance of equity securities and loans from stockholders. To date, the Company has raised approximately $2,782,700 from the sale of common stock and preferred stock, and it has borrowed approximately $400,000 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of the Company's network and for internal operations, including the purchases of capital equipment.

         The Company generated negative cash flow from operating activities for the period from inception (October 10, 1996) through June 30, 1999. The Company realized negative cash from operating activities for the six months ended June 30, 1999 of $409,782 compared to positive cash from operating activities of $172,733 primarily due to the operating loss increase of $247,051. Investing activities for the period from inception through June 30, 1999 consisted primarily of equipment purchases to build out the initial network. Investing activities in the six months ended June 30, 1999 were $36,502 compared to $1,132,694 during the six months ended June 30, 1998.

         The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services and the availability of opportunities for international expansion through joint ventures or other business relationships.

         The Company expects to invest approximately $325,000 over the next twelve months in capital equipment for network expansion. The Company is performing ongoing cost benefit analysis to ensure that any existing under utilized equipment is made available for redeployment to prolong the necessity to acquire new equipment.

         The Company raised $75,000 in January 1999 from the sale of 75 shares of Series A Preferred Stock for $1,000 per share.

         The Company received $150,000 and issued 1,500,000 shares of common stock to an investor in March 1999.

         The Company issued 512,000 shares of common stock in April 1999 to pay down certain debt and accrued interest.

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

         The Company's financing activities for the six months ended June 30, 1999 provided a net total of $923,004. Cash at the end of that period was $13,017. As of August 4, 1999, the Company had cash of $33,000 and working capital of ($1,220,000). The Company is currently expending approximately $125,000 per month, which amount includes monthly co-location costs or network infrastructure, systems maintenance and development, payments for equipment, and general and administrative costs.

         The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services and the availability of opportunities for international expansion through joint ventures or other business relationships.


Year 2000
---------

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


                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         In March 1999 the Company issued 2,100,000 shares of common stock and warrants to purchase an additional 1,010,000 shares of common stock to Norstarr Advertising, Inc. for one year of public and broker relations services. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale.

         In April 1999 the Company sold 1,500,000 shares of common stock for $150,000 to One Stop Communications, Inc. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor who the Company believed was an accredited investor.

         In April 1999 the Company issued 512,000 shares of common stock in partial payment of $64,000 of principal and accrued interest of certain indebtedness of the Company. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale.

         In June 1999 the Company issued 20,000 shares of common stock to Kim DeVigil for public relations services. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale.

         Sales of securities in the above offerings for which an exemption under
Section 4(2) is claimed which were not made to persons who were "accredited investors" within the meaning of Rule 501 promulgated under the Act were made to persons who the Company believes were sophisticated investors. In addition, all such participants agreed to acquire their securities for investment and not with a view to the distribution thereof, and the certificates representing the securities issued to each such participant contained a legend to the effect that such securities were not registered under the Act and could not be transferred except pursuant to a registration statement which has become effective under the Act, or an exemption from such registration requirement. The issuance of such securities was not underwritten. All of the above investors had available to them the Company's current resale registration statement on Form SB-2 and Ms. DeVigil also had available to her the Company's Form-10KSB.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 -  Financial Data Schedule.

         (b) No Reports on Form 8-K were filed during this period

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCESS POWER, INC.


By:      /s/ Glenn A. Smith                          Date:  August 13, 1999
    ----------------------------------------
      Glenn A. Smith
      President




  /s/ Howard Kaskel                                  Date:  August 13, 1999
------------------------------------
Howard Kaskel
Chief Financial Officer
(principal financial and accounting officer)