Form 10QSB
period 1999-09-30
ACCESS POWER INC
filed 1999-11-01
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   /x/            Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1999

  / /            Transition Report Under Section 13 or 15(d) of
 The Exchange Act For the Transition Period from ____________ to ____________

                     Commission File Number 000-____________


                               ACCESS POWER, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    FLORIDA                              59-3420985
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

               10033 SAWGRASS DR., W, PONTE VEDRA BEACH, FL 32082
               (Address of principal executive office) (Zip Code)

Issuer's telephone number, including area code: (904) 273-2980

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /    No    /    /

         At October 20, 1999, there were issued and outstanding 28,741,358 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
            Yes    /    /    No  / X  /

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION --------------------- Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                                                ACCESS POWER, INC.
                                           (A Development Stage Company)

                                                  Balance Sheets

                                  As of September 30, 1999 and December 31, 1998

                                                     Assets                          30-Sep          December 31,
                                                     ------                           1999               1998
                                                                                      ----               ----
                                                                                   (unaudited)
Current assets:
     Cash                                                                           $   885,191      $    33,156
     Accounts receivable                                                                 97,022           29,145
     Notes receivable                                                                   458,200           30,791
     Prepaid expenses                                                                   151,138             --
     Inventory                                                                           18,815           21,770
                                                                                    -----------      -----------
               Total current assets                                                   1,610,366          114,862
                                                                                    -----------      -----------

Property and equipment, net                                                             922,174        1,131,471
Other assets                                                                             13,000           16,000
                                                                                    -----------      -----------
               Total assets                                                         $ 2,545,540      $ 1,262,333
                                                                                    ===========      ===========

                                       Liabilities and Stockholders' Equity
                                       ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                          $ 1,760,364      $ 1,373,978
     Unearned revenue                                                                    21,490             --
     Notes payable                                                                       62,500          120,136
                                                                                    -----------      -----------
               Total current liabilities                                              1,844,354        1,494,114
                                                                                    -----------      -----------
     6% Convertible Debenture                                                         1,000,000             --
                                                                                    -----------      -----------

Stockholders' equity:
     Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 27,451,358 and 12,325,788 shares
          in 1999 and 1998                                                               27,452           12,326
     Preferred stock, $.001 par value, authorized 10,000,000 shares,
          issued and outstanding  3,952 and 1,050 shares in 1999 and 1998                     4                1
     Additional paid in capital                                                       3,898,025        2,252,971
     Deficit accumulated during the development stage                                (4,224,295)      (2,497,079)
                                                                                    -----------      -----------
               Total stockholders' equity                                              (298,814)        (231,781)
                                                                                    -----------      -----------

                                                                                    ===========      ===========
               Total liabilities and stockholders' equity                           $ 2,545,540      $ 1,262,333
                                                                                    ===========      ===========

                                                   ACCESS POWER, INC.
                                             (A Development Stage Company)

                                                Statements of Cash Flows

                                      For the nine months ended September 30, 1999
                                        and 1998 and the cumulative period from
                                          October 10, 1996 (date of inception)
                                               through September 30, 1999

                                                                                                       For the period
                                                                                                      October 10, 1996
                                                                       1999             1998             through
                                                                    (unaudited)                     September 30, 1999
                                                                    -----------   ---------------   ------------------
Cash flows from operating activities:

     Net loss                                                       $(1,727,216)     $(1,594,748)     $(4,224,295)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                               244,229          210,287          593,048
            Loss on disposal of property and equipment                    6,880           33,341
            Stock issued for services                                   234,983           50,625          317,049
            Stock issued for interest                                    14,000          114,375          128,375
            Change in operating assets and liabilities:
                 Accounts receivable                                    (67,877)         (20,147)         (97,022)
                 Accounts payable and accrued expenses                  386,386        1,224,316        1,760,364
                 Deferred Revenue                                        21,490             --             21,490
                 Other assets                                          (151,138)            --           (174,304)
                 Inventory                                                2,955          (30,000)         (18,815)
                                                                    -----------      -----------      -----------
                      Net cash used in operating activities          (1,035,308)         (45,292)      (1,660,769)
                                                                    -----------      -----------      -----------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                        10,050             --             50,320
     Purchase of property and equipment                                 (48,862)      (1,103,891)      (1,588,717)
     Note receivable                                                   (427,409)            (999)        (458,200)
                                                                    -----------      -----------      -----------

                      Net cash used in investing activities            (466,221)      (1,104,890)      (1,996,597)
                                                                    -----------      -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of stock                                  1,411,200        1,025,000        3,480,057
     Proceeds from issuance of notes payable                          1,072,804          300,000        1,202,829
     Principal payments on notes payable                               (130,440)        (200,000)        (140,329)
                                                                    -----------      -----------      -----------

                      Net cash provided by financing activities       2,353,564        1,125,000        4,542,557
                                                                    -----------      -----------      -----------
                      Net change in cash                                852,035          (25,182)         885,191
Cash, at beginning of period                                             33,156           54,086             --
                                                                    -----------      -----------      -----------
Cash at end of period                                               $   885,191      $    28,904      $   885,191
                                                                    ===========      ===========      ===========

                                                         ACCESS POWER, INC.
                                                   (A Development Stage Company)
                                                      Statements of Operations
                  For the three months and six months ended September 30, 1999 and 1998 and the cumulative period from October 10, 1996 (date of inception) through September 30, 1999
                                                            (unaudited)
                                                                                                                    For the period
                                                                                                                   October 10, 1996
                                                 Three months ended September 3, Nine months ended September 30,        through
                                                      1999              1998             1999               1998  September 30, 1999
                                                 -------------------------------  ------------------------------- ------------------
Revenue:

    Software/hardware sales                      $      1,050     $        -       $      9,450      $    212,092      $    223,881
    Telcommunication services                          50,599           29,305           69,999            42,089           123,518
                                                 ------------     ------------     ------------      ------------      ------------

                    Total revenue                      51,649           29,305           79,449           254,181           347,399
                                                 ------------     ------------     ------------      ------------      ------------

Costs and expenses:
     Cost of sales                                        315             --              2,955           152,920           164,605
     Product development and marketing                205,444          338,659          851,037           710,533         1,620,193
     General and administrative                       391,859          350,665          938,142           868,174         2,648,115
                                                 ------------     ------------     ------------      ------------      ------------

              Total costs and expenses                597,618          689,324        1,792,134         1,731,627         4,432,913
                                                 ------------     ------------     ------------      ------------      ------------

Other income (expense):
     Other income (expense)                              (318)              (0)          (7,198)              407             1,977
     Interest expense                                  (2,833)          (3,333)          (7,333)         (117,708)         (140,758)
                                                 ------------     ------------     ------------      ------------      ------------
              Total other income (expense)             (3,151)          (3,334)         (14,531)         (117,302)         (138,781)
                                                 ------------     ------------     ------------      ------------      ------------
                         Net loss                $   (549,120)    $   (663,353)    $ (1,727,216)     $ (1,594,748)     $ (4,224,295)
                                                 ============     ============     ============      ============      ============
              Net loss per share                 $      (0.02)    $      (0.06)    $      (0.07)     $      (0.14)     $      (0.28)
                                                 ============     ============     ============      ============      ============
              Weighted average number of shares    31,386,691       11,759,000       24,126,030        11,619,463        15,137,504
                                                 ============     ============     ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS REPORT.

PLAN OF OPERATION

Overview
--------

         Access Power, Inc. was formed in 1996 to offer Internet-based communications products and services in the U.S. and international markets. The Company has created a network of Internet telephony gateway servers and IP and PSTN (Public Switched Telephone Network) circuits to provide voice and multimedia communications services, more commonly referred to as Internet Protocol telephony or IP telephony.

         From its inception the Company has devoted most of its efforts to technical analysis, development, procurement, implementation and testing, and the establishment of the corporate and technical policies and procedures necessary to support its business requirements. The Company is a development stage operation.

Access Power's IP telephony gateway network allows the Company to offer competitive call rates while providing premium communications features. Access Power products and services are based on Personal Computer ("PC")-to-PC, PC-to-Phone, and Phone-to-Phone communications. Customers anywhere in the world can use their PC and software from the Company to place unlimited calls to telephones anywhere in the United States, Canada and Puerto Rico for $10 per month. In addition, customers in the United States can make unlimited calls with their telephone to another telephone anywhere in the continental United States for $49 per month and call anywhere in Alaska, Hawaii, Canada, and the United Kingdom for 7 cents per minute. Calls to over fifty other countries are 29 cents per minute.

         The Company is a reseller of third party PC telephone software called Internet Phone, and it is having a software product called "e-button" developed for marketing to companies with Web sites. The e-button is an icon residing on a Web site that connects a consumer browsing a Web page to a company's call center. This technology allows corporate customers to voice-activate their Web site, connecting consumers directly with sales departments, customer service or technical support.

         While in its start-up and current development stages the Company tested and preliminarily introduced certain products and services new to both the Company and the communications industry. To date, the Company has not realized revenues from sales of any products or services in amounts necessary to support all of its cash operating needs.

Expansion Plans
---------------

         The Company believes it must expand its gateway network capacity and its customer base to achieve profitability.

         The Company intends to expand its network and customer base internationally through affiliates and other business relationships, such as the relationship defined by the Lycos-Bertelsmann agreement. Such expansion will increase the Company's revenues without causing the Company to incur significant capital expenditures.

Software Sales
--------------

         To date, the Company has realized only small revenues from the resale of software to its customers, and it does not expect such sales to become a significant source of profit in the future. During the next year, however, the Company does intend to begin marketing the e-button software, and it expects to realize a fair amount of revenues from those sales.

Marketing
---------

         The Company has recently begun its effort to market its products and services. The Company has implemented a public relations and marketing campaign along with establishing arrangements with web-based communications portals. Public relations and certain marketing is expected to cost $50,000 and stock with a market value of approximately $600,000.

Raising Capital
---------------

         The Company has recently sold 6% convertible debentures in the face amount of $1,000,000. In addition, the investor purchased a warrant to purchase an additional $1,000,000 of debentures on the same terms. The Company is of the opinion that if the warrant is exercised then the aggregate proceeds would be sufficient to fund the Company for the next twelve months while it deploys its domestic and international networks.

PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO PERIOD ENDED SEPTEMBER 30, 1998

         REVENUES AND COSTS OF REVENUES. The Company realized no revenue from the sale of hardware and software in the three months ended September 30, 1998 compared to software sales of $1,050 in the three months ended September 30, 1999 and $9,450 during the nine months ended September 30, 1999 compared to $212,092 during the previous year. The revenue generated from sale of services increased $21,294 from $29,305 during the three months ended September 30, 1998 to $50,599 during the three months ended September 30, 1999. The revenue generated from sale of services increased $ 27,910 from $42,089 during the nine months ended September 30, 1998 to $69,999 during the nine months ended September 30, 1999.

         EXPENSES. Product development and marketing expenses were $205,444 for the three months ended September 30, 1999; a decrease of $133,215, or over 39% of such expenses, from the three months ended September 30, 1998. Depreciation and amortization expense decreased $39,100, professional fees decreased $30,000, travel decreased $8,245 and advertising decreased $7,671. For the nine months ended September 30, 1999 product development and marketing expenses increased $141,504 or almost 20%. Professional fees for public relations accounted for $155,000 of this increase. General and administrative expenses increased
$41,194, or 12%, from $350,665 for the three months ended September 30, 1998. Legal and professional fees increased $20,000. Finder's fees increased $100,000. Payroll expense decreased $86,082. During the nine months ended September 30, 1999 general and administrative expenses increased $68,968 or 8% to $938,142 of which finder's fees increased $81,444.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, the Company has raised approximately $2,782,700 from the sale of common stock and preferred stock, and it has borrowed approximately $1,400,000 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of the Company's network and for internal operations, including the purchases of capital equipment.

         The Company generated negative cash flow from operating activities for the period from inception (October 10, 1996) through September 30, 1999. The Company realized negative cash from operating activities for the nine months ended September 30, 1999 of ($1,035,308) compared to negative cash from operating activities of ($45,292) primarily due to faster payment being required by vendors than previously. Investing activities for the period from inception through September 30, 1999 consisted primarily of equipment purchases to build out the initial network. Investing activities in the nine months ended September 30, 1999 were $466,221 compared to $1,104,890 during the nine months ended September 30, 1998.

         The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

         The Company expects to invest approximately $1,000,000 over the next twelve months in capital equipment and software for network expansion. The Company is performing ongoing cost benefit analysis to ensure that any existing under utilized equipment is made available for redeployment to prolong the necessity to acquire new equipment.

         The Company raised $75,000 in January 1999 from the sale of 75 shares of Series A Preferred Stock for $1,000 per share.

         The Company received $150,000 and issued 1,500,000 shares of common stock to an investor in March 1999.

         The Company issued 512,000 shares of common stock in exchange for a debt repayment and the interest due thereon in April 1999.

         The Company issued 1,295,000 shares of common stock upon the exercise of employee stock options for $632,700.

         The Company issued $1,000,000 of 6% convertible debentures in September 1999.

         The Company has taken steps to reduce the monthly negative cash flow ("burn rate") and lessen the impact of the negative working capital position. The main step has been the reduction of payroll expenditures, by executives agreeing to defer pay until further financing is received. The Company's relations with its current vendors are positive and include a strong credit history resulting in suppliers and vendors assisting the Company in reducing short term costs and extending payments. Burn rate reduction is also being achieved with the suspension of certain general activities and expenses including but not limited to travel, training and public relations. While the Company believes that its cash used in operating activities will increase over the next year, near term cash flow reductions are being considered particularly in the main expense items of salaries and network management.

         The Company's financing activities for the nine months ended September 30, 1999 provided a net total of $2,353,564. Cash at the end of that period was $885,191. As of October 25, 1999, the Company had cash of $395,000 and working capital of ($423,800). The Company is currently expending approximately $125,000 per month, which amount includes monthly co-location costs or network infrastructure, systems maintenance and development, payments for equipment and general and administrative costs.

         The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services and the availability of opportunities for international expansion through business relationships.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 1999 the Company issued $1,000,000 of 6% convertible debentures to Bamboo Investors, LLC, an investment fund managed by WEC Asset Management, LLC, as well as a warrant to purchase 200,000 shares of common stock and a special warrant to purchase an additional $1,000,000 of 6% convertible debentures coupled with a warrant to purchase 200,000 shares of common stock. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor who the Company believed was an accredited investor. The investor agreed to acquire the securities for investment and not with a view to their distribution.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits Filed With This Report

         (a)      3.1      Amended  Articles of  Incorporation  of Access Power,
                           Inc.

                  4.1      6%  Convertible  Debenture  due September 30, 2001

                  4.2 Warrant to purchase common stock, par value $.001 per share, of Access Power, Inc.

                  10.1 Retainer Agreement dated September 23, 1999, among Access Power, Inc., Tatum CFO Partners, LLP and Howard Kaskel

                  10.2 Securities Purchase Agreement dated as of September 30, 1999, among Access Power, Inc., certain stockholders of Access Power, Inc. named therein and Bamboo Investors, LLC

                  10.3 Warrant to purchase 6% Convertible Debentures and common stock warrants of Access Power, Inc.

                  10.4 Registration Rights Agreement, dated as of September 30, 1999, by and among Access Power, Inc. and Bamboo Investors LLC

                  10.5 Share Exchange Agreement dated as of September 30, 1999 between Access Power, Inc. and each of Glenn Smith, and schedule of additional agreements

                  10.6 Web services agreement as of August 6, 1999 between Access Power, Inc. and Lycos-Bertelsmann GmbH*

                  10.7 Consulting Agreement dated as of October 4, 1999 between Access Power, Inc. and Northstar Advertising, Inc.

                  27       Financial Data Schedule.

         ------------------

         *Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

         (b) No Reports on Form 8-K were filed during this period.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCESS POWER, INC.


By:      /S/ GLENN A. SMITH                          Date: October 29, 1999
    ----------------------------------------
      Glenn A. Smith
      President




  /S/ HOWARD L. KASKEL                               Date: October 29, 1999
------------------------------------
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

  Exhibit No.                       Description
  -----------                       -----------

      3.1      Amended  Articles of  Incorporation  of Access Power,
               Inc.

      4.1      6%  Convertible  Debenture  due September 30, 2001

      4.2 Warrant to purchase common stock, par value $.001 per share, of Access Power, Inc.

      10.1 Retainer Agreement dated September 23, 1999, among Access Power, Inc., Tatum CFO Partners, LLP and Howard Kaskel

      10.2 Securities Purchase Agreement dated as of September 30, 1999, among Access Power, Inc., certain stockholders of Access Power, Inc. named therein and Bamboo Investors, LLC

      10.3 Warrant to purchase 6% Convertible Debentures and common stock warrants of Access Power, Inc.

      10.4 Registration Rights Agreement, dated as of September 30, 1999, by and among Access Power, Inc. and Bamboo Investors LLC

      10.5 Share Exchange Agreement dated as of September 30, 1999 between Access Power, Inc. and each of Glenn Smith, and schedule of additional agreements

      10.6 Web services agreement as of August 6, 1999 between Access Power, Inc. and Lycos-Bertelsmann GmbH*

      10.7 Consulting Agreement dated as of October 4, 1999 between Access Power, Inc. and Northstar Advertising, Inc.

      27       Financial Data Schedule.