Form 10QSB/A
period 1999-09-30
ACCESS POWER INC
filed 1999-11-03
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

 /x/
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1999


                 Transition Report Under Section 13 or 15(d) of
 The Exchange Act For the Transition Period from ______ to __________

                     Commission File Number 000-____________


                               ACCESS POWER, INC.
       -------------------------------------------------------------------
      (Is Exact Name of Small Business Issuer as Specified in its Charter)

                   FLORIDA                                     59-3420985
         -------------------------------                    -------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

               10033 SAWGRASS DR., W, PONTE VEDRA BEACH, FL 32082
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is refiled to include annotations regarding parts thereof that have been edited out of the exhibit as filed, but have been provided to the Securities and Exchange Commission separately together with a request for confidential treatment under the rules promulgated under the Securities Exchange Act:

                  Exhibit 10.6 Web services agreement as of August 6, 1999 between Access Power, Inc. and Lycos-Bertelsmann GmbH.*

                  -------------
                  *Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS POWER, INC.


By:      /S/ GLENN A. SMITH                          Date:  November 3, 1999
    ----------------------------------------
      Glenn A. Smith
      President




  /S/ HOWARD KASKEL                                  Date:  November 3, 1999
------------------------------------
Howard Kaskel
Chief Financial Officer
(principal financial and accounting officer)

                                 EXHIBIT INDEX

                  Exhibit 10.6 Web services agreement as of August 6, 1999 between Access Power, Inc. and Lycos-Bertelsmann GmbH.*

                  -------------
                  *Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.