Form 10KSB40
period 1999-12-31
ACCESS POWER INC
filed 2000-03-30
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                          /X/ Annual Report Pursuant to
                           Section 13 or 15(d) of The
                           Securities Exchange Act of
                                      1934
                   For the Fiscal Year Ended December 31, 1999

            / / Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        Commission File Number ___-_____

                               ACCESS POWER, INC.
                 (Name of Small Business Issuer in its Charter)

                       Florida                         59-3420985
            ------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization           Identification No.)


               10033 Sawgrass Dr., W, Ponte Vedra Beach, FL 32082
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (904) 273-2980

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   /X/         No   /  /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year.  $180,051

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 13, 2000 there were 34,703,097 shares of Common Stock outstanding held by non-affiliates of the issuer, with an aggregate value of $68,295,659 (based upon a value of $1.968 per share, the average of the high and low bid price of the Common Stock on March 13, 2000


         At March 13, 2000, there were issued and outstanding 38,544,329 shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): Yes / / No /x/

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

         We were incorporated in 1996 to offer Internet-based communications products and services in the United States and international markets. We were one of the first companies to offer a way to transmit voice and multi-media communications over the Internet, a service commonly referred to as Internet protocol telephony. Our voice-over-Internet service integrates traditional telephone functions with advanced Internet-based communications technology. Our technology offers users new and less expensive ways to communicate long distance over the Internet without dependence on traditional long distance telephone lines. Calls can be made to regular telephones or personal computers from either a PC or a regular telephone. Calls from a PC to a telephone can be originated from anywhere in the world over the Internet to one of our servers, and then through traditional telephone lines to a regular telephone anywhere in the United States, Canada, Puerto Rico, the United Kingdom, France, Germany, Italy, Spain, Belgium, Denmark, Switzerland, the Netherlands, Sweden, Ireland and Luxembourg. Telephone-to-telephone calls may be originated from anywhere in the United States and terminate anywhere in North America, Puerto Rico, Brazil, Chile, Columbia, Venezuela, Costa Rica, Aruba, the Bahamas, the Dominican Republic, United Kingdom, Bermuda, British Virgin Islands, Cayman Islands, U.S. Virgin Islands, twenty-seven European countries, and thirteen countries in Africa, Asia, and the Middle East. See "Management's Discussion and Analysis".

INDUSTRY BACKGROUND

         Historically, long distance telephone services have been offered through public switched telephone networks utilizing traditional telephone lines, a well-established and generally good quality service. In recent years, however, the Internet's developing technology, unprecedented popularity, and commercialization have accelerated the integration of technologies involving computers and telephones. This commercial integration has led to a new sector in the communications industry, generally referred to as computer telephony or Internet telephony, which has developed a less expensive and more workable method of telecommunication over the Internet. This alternative to traditional telephone communication was developed from applications introduced in the early 1990s allowing standard commercial transmission of voice and audio using Internet protocols. This technology enables multi-media personal computer users to converse over the Internet. Companies that offer Internet telephony services and products are generally referred to as Internet telephony service providers. The global marketplace is quickly becoming familiar with the Internet and its value as a communications mechanism. Service providers are expanding the Internet and users are demanding enhanced services including voice, audio, and video transmissions. Companies have invested millions of dollars to develop new and enhanced applications to improve the service quality and lower implementation costs.

         The Internet protocol telephony technology is superior to traditional long distance telephone services in several ways. First, voice and message traffic through traditional telephone systems is subject to tariffs, making traditional telecommunication more expensive than Internet telephony. Second, Internet protocol telephony has superior capability than traditional telecommunications technology for innovative features such as interactive document and data sharing and multi-media data transmissions.

         Voice-over-Internet protocol service is a significant development in the growing Internet industry. New applications are being developed every day. The cost of computer processing is decreasing and customer demand is increasing. Internet protocol systems are more economical, have more features, and may become more reliable than traditional mechanisms. They will allow companies to act faster and close the gap between themselves and their customers, employees, and vendors.

THE ACCESS POWER SOLUTION

         We are developing our Internet-based telephony network, Access Power Advanced Communications(TM),and service, Net.Caller(TM), to provide a domestic and international communications network that allows customers to place calls through the Internet using traditional terminal equipment and PCs. Unlike traditional long-distance telephone systems that use switch based systems, we use the Internet as the backbone to complete the long distance connection. This eliminates the fees associated with long distance carriers, because Internet-based communication is not subject to tariffs. Our service allows users to place long distance calls from their PC to an enabled PC for free, or from their PC to a regular telephone at a significantly lower cost than traditional long distance services. Advanced Communications network customers can take advantage of the cost savings associated with the Internet-based telephony service even without a PC by placing a regular telephone-to-telephone call through our network of gateway servers.

         In addition to the cost savings associated with Internet telephony, our customers have the ability to use services that are not available from traditional public switched telephone networks. Such services include voice-enabled websites, interactive document and data sharing, and multi-media data transmissions, including video capability. Accordingly, regional and multinational corporations can use a single network to integrate voice and data transmissions, thus realizing low cost interoffice communication through Internet protocol telephony.

         We are committed to establishing a worldwide network to provide alternative long distance service and new Internet protocol telephony-based services. Our gateway servers, which are deployed at strategic geographic locations, will serve as a bridge for communications traffic to or from customers in those geographic locations between the public switched telephone network and the Internet. The gateway server converts voice transmission to data packets, using less bandwidth and eliminating separate voice network costs. Communications traffic from or to standard telephone equipment (such as in phone-to-phone and PC-to-phone calling) involves local telephone pathways and, for those destinations not currently served by a local gateway server, traditional long distance lines (usually through a wholesale arrangement) at each end with the Internet as the pathway in between.

PRODUCTS AND SERVICES

         Our voice-over-Internet protocol network, Access Power Advanced Communications(TM), integrates traditional telephone functions with advanced Internet-based communications technology. This service enables users to communicate over the Internet from a PC to a regular telephone or from a regular telephone to another regular telephone with a significant reduction in costs over that of traditional telephony. Through this service, a user can place long distance telephone calls from a PC anywhere in the world over the Internet to telephones in any area where Access Power terminates calls. Currently, we have such service available for calls to telephones in the United States, Canada, Puerto Rico and twelve pan-European countries. At this time, telephone-to-telephone calls may be originated from anywhere in the United States and can be terminated anywhere in North America and over fifty foreign countries.

         To complement our service, we offer our customers two third-party software products: Internet Phone for Access Power and Net.Caller(TM). Either software package will enable customers to complete long distance communications using PCs that are multi-media configured, with a microphone and sound system. The Internet Phone for Access Power is a multi-featured software package and Net.Caller(TM) is a more basic calling utility that can be downloaded free of charge from our web site.

Phone-to-Phone

         We offer long distance service from anywhere in the United States to a regular telephone anywhere in North America and over 50 foreign countries. Customers can register for the service on our web site or call our office and provide the required credit information, after which they are assigned a password. To use the service from within one of our service areas, the customer simply dials the gateway from a telephone (a local call number), enters the password, and then dials the long distance number in the usual way. Customers are not required to own computer equipment of any kind nor do they need their own Internet access to use our Phone-to-Phone service. Billing is performed at the beginning of each month by charging the customer's credit card. We charge our Net.Caller Phone-to-Phone customers a flat rate of $49.00 per month for unlimited usage for calls made to anywhere in the continental United States. Our customers pay a per-minute fee for calls made to other areas.

Personal Computer-to-Phone

         Access Power's PC-to-phone service offers customers the ability to call a regular telephone utilizing software installed on their multi-media PC. To initiate the service, a customer registers on our web site and downloads either Net.Caller or Internet Phone for Access Power software.

         Net.Caller(TM)

         Net.Caller software is a product that has been developed as a modified or simpler version of Internet Phone by VocalTec Communications Ltd., the owner and developer of both software programs. It is designed for our customers who only need the basic PC-to-phone use. Net.Caller software is free of charge and can be downloaded from our web site from anywhere in the world. Net.Caller customers pay a flat rate of $10 per month for unlimited calls to the United States, Canada and Puerto Rico or a flat rate of $20 per month for unlimited calls to the United States, Canada, Puerto Rico and twelve European countries, Customers submit an order form to us including payment or credit card information for billing. When the order is processed, we e-mail or mail a confirmation letter including activation codes for the customer to enter into the Net.Caller software that they downloaded from our web site.

         Internet Phone for Access Power

         The Internet Phone for Access Power functions like a traditional telephone, but uses software as the dialing mechanism. The software installation is simple and enables users to engage in long distance voice communications between multi-media PCs anywhere in the world. The only cost to the user is the cost of the software plus the user's standard Internet access fee. More importantly, the software also enables users to place calls from their PCs to any regular telephone.

         The software is simple to use. The customer dials his local Internet service provider and, upon connecting to the Internet, the software will cause an icon to appear on the monitor. The user may double click on the icon to proceed to join PC-to-PC community chat rooms, create private rooms, dial directly to another PC, or call a regular telephone using the Advanced Communications network. There are currently no access or tariff charges other than the monthly charge from the user's Internet service provider.

         The Internet Phone for Access Power has the following features:

         o        allows  customers  to  communicate  with users of  traditional
                  telephone   equipment  through  the  Advanced   Communications
                  network;

         o        call waiting, muting, holding, identification,  and screening;

         o        full-duplex   capabilities  that  enable  real-time,   two-way
                  conversations with Internet Phone users worldwide;

         o        voice mail;

         o        conference calling;

         o direct calling allows the option of bypassing chat rooms to speak directly with an individual; and

         o live motion video (no additional hardware is required to receive video).

E-BUTTON(TM)

         The e-button software is a third-party browser plug-in that is quickly and automatically downloaded and installed upon the first attempt to use it. It provides tremendous electronic commerce benefits to any company with a traditional call-center. This technology allows consumers viewing a company's web site by clicking on an icon to instantly dial up a designated representative of that company, usually someone providing sales or support services.

STRATEGY

         We believe a significant commercial opportunity is emerging from the application of Internet-based products and services to the transmission of voice, video, and facsimile through the use of packetized Internet protocol networks. Access Power's objective is to be one of the world's leading providers of international Internet protocol telephony products and services. Our strategy to achieve that objective includes the expansion of our international Internet protocol telephony network through joint venture partnerships and other business relationships in the targeted regions; the leveraging of the network and its inherent low operating costs to provide discount retail and wholesale international calling services; the exploitation of new technology including Net.Caller and e-button; and the continued development of enhanced products and services that utilize our international Internet protocol telephony network. We intend to capitalize on our officers' and principal employees' extensive backgrounds to develop unique services that differentiate us from our competitors and that enhance our customers' communications experience.

Net.Caller

         In April of 1999, we introduced our Net.Caller PC-to-Phone telephony service. Customers can use the Internet Phone for Access Power software, VocalTec's Internet Phone 5 software, or our free Net.Caller software to utilize the Net.Caller service. Customers need a multi media personal computer and Internet connection to use the service. Customers from anywhere in the world can place calls to a regular telephone in the United States, Canada or Puerto Rico. Customers pay $10.00 per month for unlimited usage. Customers pay $20 per month for unlimited usage to call the United States, Canada, Puerto Rico, the United Kingdom, France, Germany, Italy, Spain, Belgium, Denmark, Switzerland, the Netherlands, Sweden, Ireland and Luxembourg.

         On September 1, 1999, we began selling a flat-rate unlimited usage telephone-to-telephone service under the name Net.Caller(TM) Phone-to-Phone. Net.Caller Phone-to-Phone customers place calls using traditional telephony equipment. Calls may be placed from anywhere in the United States to anywhere in the continental United States. Calls made to areas outside of the continental U.S. are billed on a per minute usage basis.

         The Net.Caller service is primarily being marketed from our web site. We are also enacting an aggregated marketing strategy by providing banner advertisements to other web sites through the Net.Caller Affiliate Program. Companies with web sites join the program, and we provide them with a banner advertisement exposing the Net.Caller service to people who are viewing the particular web site. When the person viewing the advertisement clicks on the banner, they are provided with information about the service and an opportunity to order it. When Access Power acquires a customer as a direct result of the affiliate web site banner advertisement, the Company pays the affiliate a commission.

Expand Net.Caller Service to International Markets

         We have entered into an agreement with Lycos-Bertelsmann GmbH that designates us as a premier partner of Lycos. Lycos-Bertlesmann is promoting the sale of Net.Caller to it's Pan-European customer base through the strategic placement of banner ads, promotional buttons, text links, and other hyperlinks on highly active Lycos web pages.

Leverage the Low Operating Costs of Our Network

         Internet protocol telephony calls are treated as data communications and are not subject to expensive access fees like standard long-distance calls. This is especially significant when it comes to international calls, where extra fees can be a significant addition to the cost of a call. Our technology will enable us to offer international calling at reduced costs to customers. We anticipate that joint ventures and other business relationships we intend to create overseas will focus on marketing and selling our services in the international market.

         We feel that the future of telecommunications is in the value of the enhanced services a provider offers and that long-distance telephony as we know it today will become a low-priced commodity. We believe that this premise will propel Internet telephony into the mainstream of communications. Internet telephony by definition operates within computers, a medium that allows for the development of sophisticated user applications that will differentiate Internet protocol telephony from traditional telephony systems.

         The cost structure of our Internet telephony network also allows us to offer wholesale rates at prices below standard telephony carriers. Targeted clients of our wholesale carrier services are web-based communications portals and international telephone companies wishing to expand their service offerings to their customer base. We believe we are well-positioned to offer low cost carrier services to such providers.

Exploit Net.Caller and the e-button

         We offer PC-to-Phone service whereby calls can be originated from a multi-media PC from anywhere in the world and terminate in the United States, Canada, Puerto Rico or any of twelve western European countries. We intend to extend the areas to which customers using the Net.Caller service can place calls.

         Our strategy includes re-selling certain third-party software that we market to our customers under the "e-button" mark. We believe this product is the best of its kind available in the marketplace today. Its small size makes it quick to download, and the software installs automatically.

CUSTOMER SERVICE

         We believe customer service is one of our greatest strengths. Our customer service organization's leadership team consists of proven professionals who have managed customer care for demanding companies. Our sophisticated database and account tracking allows true "one-to-one" service fulfillment and customer communication.

         Access Power's operations and customer service includes a call center and e-mail response as well as the mailing of correspondence. The call handling customer support systems have been developed in-house and reside on our web site, allowing customers to access individual usage details and frequently asked questions and answers. The representative and the customer may jointly access our home page for information on topics of interest. Additionally, we have contracted with VocalTec to provide technical support for the Internet Phone for Access Power.

         We have simplified the traditional telephone billing process. Our customers are primarily charged a flat rate for unlimited usage. Itemized billing or usage statements are available to customers via our web site, and written invoices are available upon request.

COMPETITION

         We have nearly three years of experience building and fine-tuning one of the first Internet protocol telephony networks in the United States. Because of our experience, we believe that we have the ability to deploy our technology at a faster rate and with less missteps than other Internet telephony companies. We have basic billing capabilities in place and are developing more sophisticated billing capabilities to accommodate the more complex commercial transactions in which we intend to engage. We have network management tools and a secure web site capable of taking new account orders in real-time.

         We believe our competitive strength lies in being first to market with Internet protocol telephony services. We also believe we are likely to move faster than a giant telephone company. We believe that our status as a developmental company with low overhead allows us to offer highly competitive prices to consumers, such as the Net.Caller PC-to-Phone service cost of $10 per month for unlimited usage. To fully develop the market and establish momentum to capture market share, we have to aggressively build our customer base now. We must expand our network so that it can handle higher volumes of traffic and reduce dependency on traditional long distance telephone lines to complete calls to protect margins. To grow our customer base, we believe we also need to further develop our customer acquisition programs, such as the arrangement that the Lycos-Bertelsmann agreement provides.

         We face direct competition, such as other companies that offer Internet protocol telephony services, and indirect competition, such as companies that offer traditional or other alternative long distance telephony services.

         Most companies currently offering Internet protocol telephony to their customers are either small start-up companies or Internet service providers looking for enhanced services primarily designed to maximize customer retention in support of their core business.

         We believe that the most developed Internet telephony service providers in today's market are Net2Phone, Inc. (www.net2phone.com) and Delta Three (www.deltathree.com). Net2Phone and Delta Three were spawned from established long distance companies who were committed to Internet protocol telephony as an important element of their future business. Both companies seem to rely heavily on their ties to the traditional long distance business to make the personal computer-to-phone market viable.

         Additional direct competitors include ICG Communications, IPVoice.com, iBasis, and ITXC. All of these companies route voice traffic worldwide over the Internet.

SALES AND MARKETING

         Our market includes residential and business users of advanced communications products and services. The services include phone-to-phone, PC-to-phone, and PC-to-PC communications. Access Power's current pricing for service is very competitive and we are poised to balance new product introductions with consumer demands and expectations.

         The primary target market for these products and services are the millions of consumers and business owners, from small businesses to corporations, using the Internet. Currently the sales initiative is directed toward Net.Caller PC-to-Phone service customers. Our marketing efforts focus on aggregating a strong community of affiliates who display one of the Net.Caller banner ads on their web site soliciting the viewer to order Net.Caller. We pay the affiliate a commission based on customers who order Net.Caller from the affiliate's web site.

         The extent to which we are able to offer low communication transmission rates affords us the opportunity to enter the wholesale arena as well as the retail market. By building partnerships and affiliations with international resident partners, we will be able to control our own network while benefiting from the regional awareness and marketing of our partners.

         The target market for our PC-to-Phone service is the worldwide Internet user base. Nua Ltd. estimates that the number of worldwide users on-line will increase from approximately 98 million in 1997 to approximately 350 million by 2005. The broader ancillary target for the phone-to-phone service is traditional telephone users.

         e-button is marketed to businesses that have a web site and call center. According to Yahoo!, as of October 27, 1999, there were over 518,000 business-oriented webpages worldwide. Many of these businesses also have a call center for customer service, sales, or technical support. We aim to capture a significant portion of this business market for sales of the e-button product.

ELECTRONIC COMMERCE (E-COMMERCE) AND INTERNET TELEPHONY

         One of the key indicators for our growth may be the development of the Internet and electronic commerce. The Internet has grown at a rapid pace over the last several years, and we believe commercial transactions on the Internet have steadily increased over that time period. According to International Data Corporation, Internet users purchased over $50 billion worth of products and services during 1998. ActivMedia estimates that the amount of Internet-generated revenue will increase to approximately $1.2 trillion in 2002.

         e-button will create new options for the way Internet users conduct commerce by providing less costly, more sophisticated communications support. According to Nua Ltd., twenty-four percent of American companies sold their goods and services on-line in 1998, and that statistic is projected to more than double to fifty-six percent during 1999. The Association of National Advertisers says that as of mid-1999, forty-four percent of United States companies were selling on-line. We have established a web site for our own electronic commerce. Customers simply provide credit card information to order products and services.

         Using the World Wide Web maximizes our ability to sell our products and services twenty-four hours a day, 365 days a year, while minimizing the need for direct sales contact. Currently, our customers come to our web site through Internet search engines and Internet hyperlinks. Transactions transpire and payment is procured on-line, reducing the ultimate cost of the sale. With the web site as our storefront, our overall sales expenses are decreased.

         According to a February 1999 Piper Jaffray report, revenue estimates in the services segment of the Internet telephony industry were $119 million during 1998 and are expected to be $8.6 billion in 2003, a compounded annual growth rate of 168% between 1997 and 2003.

END USER MARKET

         The personal computer user is generally higher than average in income and education, younger, and considered "independent" and a "trendsetter." The most sought-after segment in this group is the "digital citizen"; that is, those "super connected" with a PC, Internet access, and at least one other personal telecommunications device (e.g., pager, cellular telephone, laptop, etc.). We believe, based on our research, that this is a group committed to communicating on the Internet. A Nielson NetRatings report states that during June of 1999, the United States home Internet audience totaled 105.3 million, and Mediamark Research Inc. indicates that 64 million United States adults are regular (once a month) Internet users. The United States Department of Commerce reports that 80 million Americans and 200 million people worldwide are connected to the Internet. The International Data Corporation and Gartner Group reported that second quarter of 1999 global PC sales grew over the same period in 1998 by approximately twenty-seven percent to more than 25 million units.

The Small Office/Home Office Market

         We believe the small office and home office market segment accounts for a significant portion of new company formations. We also believe that the evolution of "work life" will continue to expand the small office and home office market as corporations attempt to reduce operating costs and improve productivity with telecommuting and "virtual offices." We feel self-employment will continue to grow as a result of downsizing and outsourcing and as individuals become less dependent on traditional career paths. The changing workplace demands rapid telecommunications advancement, and the small office and home office segment is believed to be currently using the Internet in large numbers. The International Data Corporation states that the small office and home office market purchased $51.1 billion on high-tech goods during 1998.

International Markets

         International opportunities are especially attractive to us. International growth of the Internet is believed to have surpassed that of the United States and, by the year 2001, it is projected that the international market will comprise a majority of Internet telephony usage. Internet telephony's cost savings through the avoidance of "settlement fees" will play a part in this rapid expansion. Settlement fees are tariffs that foreign telephone companies charge for access to their domestic networks. We believe that the biggest near-term revenue opportunities exist in the international markets. A June 22, 1998, report by Datamonitor, a global strategic market analysis company, indicates that the international voice market in particular presents a huge opportunity for Internet telephony service providers. Profit margins are high for these services. The report also indicates that Internet protocol telephony will account for over ten percent of international telephony traffic in Europe and the U.S. by the year 2002. Telegeography, an industry research firm, estimates that the international long distance service market will reach $79 billion by 2001.

EMPLOYEES

         As of March 13, 2000 the Company retained 13 full time employees and 3 part-time employees.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         We believe that certain statements contained in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our predicted results, performance or achievements, or those of the industry. Our factors include, among others, the following:

         o        General economic and business conditions;

         o        Changes in government regulations, including those overseas;

         o        Marketplace changes in pricing levels;

         o        Changes in technology;

         o Competition; entry of large telecommunications companies into the market;

         o Availability of liquidity sufficient to meet the Company's need for capital;

         o        Availability of qualified personnel;

         o        Ability to create and maintain strategic alliances; and

         o        Various other factors referenced in this Report.

         We will not update the forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

         The forward-looking information referred to above includes, but is not limited to:

         a)       expectations   regarding  sales  growth,   gross  margins  and
                  selling, general and administrative expenses;

         b) expectations regarding the Company's financial condition and liquidity, as well as future cash flows and availability of investment capital;

         c)       expectations regarding capital expenditures;  and

         d)       expectations   regarding  the  impact  of   affiliations   and
                  strategic alliances on growth.


ITEM 2.  PROPERTY

     The Company headquarters, executive offices and customer service center are located in facilities consisting of approximately 1,800 square feet in a 13,500 square foot office building in Ponte Vedra Beach, Florida. The three-year lease on the space started September 1997 and includes two successive extension options and first right of refusal on 2,000 square feet of vacant contiguous space. The Company will pay approximately $3000 per month rent under this lease during 2000. The Company believes the office space is adequate for its current needs and could easily be replaced with other suitable accommodations.

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


ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting held on December 23, 1999, the stockholders approved a resolution of the Board of Directors amending the Company's Articles of Incorporation increasing the number of authorized common shares from 40 million to 100 million. Votes cast in favor of the amendment were 10,767,004, votes against the proposal totaled 203,820, and 3,250 shares abstained.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter and quoted on the Bulletin Board under the symbol "ACCR" on a limited and sometimes sporadic basis. Quoting began in December 1997. The reported high and low bid prices for the Common Stock are shown below for the period through December 31, 1999. The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions. As of March 21, 2000 there were approximately 304 stockholders of record of the Common Stock.

                                                                 BID
                                                                 ---
                                                          LOW          HIGH
                                                          ---          ----

       1998
       First Quarter . . . . . . . . . . . .             $0.81        $1.38
       Second Quarter  . . . . . . . . . . .             $1.38        $4.06
       Third Quarter . . . . . . . . . . . .             $0.53        $2.19
       Fourth Quarter  . . . . . . . . . . .             $0.22        $0.91

       1999
       First Quarter                                     $0.08        $0.33
       Second Quarter  . . . . . . . . . . .             $0.12        $1.56
       Third Quarter . . . . . . . . . . . .             $0.30        $0.79
       Fourth Quarter  . . . . . . . . . . .             $0.20        $0.97


         The following provides information of all sales of outstanding stock which were not registered under the Securities Act of 1933 (the "Act").

         In December 1999 Bamboo Investors, LLC, an investment fund managed by WEC Asset Management, LLC, exercised its warrant to purchase $200,000 of the Company's 6% convertible debentures. Principal and accrued but unpaid interest under the debentures may be converted by the holder at any time into common stock of the Company at a formula rate which, as of March 21, 2000 would be $0.42 per share. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor, who the Company believed was an accredited investor within the meaning of Rule 501 promulgated under the Act. The investor agreed to acquire the securities for investment and not with a view to their distribution.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS 10-KSB.

PLAN OF OPERATION

Overview

     Access Power, Inc. was formed in 1996 to offer Internet-based communications products and services in the U.S. and international markets. We are creating a network of Internet telephony gateway servers and Internet protocol and public switched telephone network circuits to provide voice and multimedia communications services, more commonly referred to as Internet protocol telephony.

     From our  inception,  we have  devoted  most of our  efforts  to  technical analysis, development, procurement, implementation, testing, and the establishment of the corporate and technical policies and procedures necessary to support our business requirements. We are a development stage operation.

     Our Internet protocol telephony gateway network allows us to offer competitive call rates while providing premium communications features. Access Power products and services are based on PC-to-PC, PC-to-Phone, and Phone-to-Phone communications. Customers anywhere in the world can use a PC and software obtained from us to place unlimited calls to telephones anywhere in the United States, Canada, and Puerto Rico for $10 per month or $20 per month to those countries as well as twelve European countries. In addition, customers in the United States can make unlimited calls with their telephone to another telephone anywhere in the continental United States for $49 per month and call anywhere in Alaska, Hawaii, Canada, and the United Kingdom for 7 cents per minute. Calls to over fifty other countries are 29 cents per minute.

     We are a reseller of third party PC telephone software called Internet Phone, and "e-button." The e-button is an icon residing on a Web site that connects a consumer browsing a Web page to a company's call center. This technology allows corporate customers to voice-activate their Web site, connecting consumers directly with sales departments, customer service or technical support.

     While in our start-up and current development stages, we tested and preliminarily introduced certain products and services, new to both the communications industry and us. To date, we have not realized revenues from sales of any products or services in amounts necessary to support all of our cash operating needs.

Expansion Plans

         We believe we must expand our gateway network capacity and our customer base to achieve profitability.

         We intend to expand our network and customer base internationally through affiliates and other business relationships, such as the relationship defined by the Lycos-Bertelsmann agreement. Such expansion will increase our revenues without causing us to incur significant capital expenditures.

Software Sales

         To date, we have realized only small revenues from the resale of software to our customers, and we do not expect such sales to become a significant source of profit in the future. During the next year, however, we intend to continue marketing the e-button software, and we expect to realize a fair amount of revenues from those sales.

Marketing

     We have recently  begun our effort to market our products and services.  We
have  implemented  a  public   relations  and  marketing   campaign  along  with
establishing arrangements with web-based communications portals.

Raising Capital

     We have recently sold 6% convertible debentures in the face amount of $2,500,000 to an investor. In addition, the investor purchased a warrant to purchase an additional $2,500,000 of debentures on the same terms. We are of the opinion that if the warrant were exercised then the aggregate proceeds would be sufficient to fund us for the next three years.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

         Revenues and Costs of Revenues. Total revenues for the twelve months ended December 31, 1999 decreased $87,899 or 32.8%. Revenues from services provided increased 218.7% from $53,519 to $170,601 due to increased marketing of the company's new flat rate services. Product sales decreased 95.6% from $214,431 to $9,450 due to the initial fees received related to our Canadian venture ($24,000), the sale of equipment to that venture ($188,092) in 1998, compared to sales of solely software and service in 1999. The Canadian venture has since been terminated by mutual agreement of the parties.

         Expenses. Product development and marketing expenses were $1,015,737 in 1999 compared to $731,672 in 1998, an increase of $284,065 or 38.8%. Telephone network costs increased 386.9% or $306,502 from $79,228 in 1998 to $385,086 in 1999. Gateway services expense increased $35,827 or 13% from $275,613 in 1998 to $311,440 in 1999. These expense increases were the result of expanding our network coverage and customer base. Lower depreciation and amortization of $117,402 from $321,806 in 1998 to $204,323 in 1999 or 36.5% offset some of these increases. General and administrative expenses increased $435,929 or 33.1%. Professional fees for marketing and equity financing increased $701,666 from $206,680 to $908,348 or 339.5%. These expenses were slightly offset by lower payroll of $88,775, lower travel of $37,258 and lower temporary help of $13,506 in 1999 compared to 1998.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO PRIOR PERIODS

     Revenues and Costs of Revenues. We realized no revenues from our inception through the end of fiscal year 1997. Through the twelve months ended December 31, 1998, revenues increased by $267,950 due to the initial fees received related to our Canadian venture ($24,000), the sale of equipment to that venture ($188,092), and other sales and services ($55,858). The Canadian venture has since been terminated by mutual agreement of the parties.

     Expenses. Product development and marketing expenses were $1,015,737 in 1999 compared to $731,672 in 1998, an increase of $284,065 or 38.8%. Telephone network costs increased 386.9% or $306,502 from $79,228 in 1998 to $385,086 in 1999. Gateway services expense increased $35,827 or 13% from $275,613 in 1998 to $311,440 in 1999. These expense increases were the result of expanding our network coverage and customer base. Lower depreciation and amortization of $117,402 from $321,806 in 1998 to $204,323 in 1999 or 36.5% offset some of these increases. General and administrative expenses increased $326,534 or 24.8%. Professional fees for marketing and equity financing increased $701,666 from $206,680 to $908,348 or 339.5%. These expenses were offset by lower payroll of $88,775, lower travel of $37,258, lower temporary help of $13,506 in 1999 compared to 1998 and a gain from settlement of a law suit with a vendor of $142,412.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, we have raised approximately $3,930,000 from the sale of common stock and preferred stock, and have borrowed approximately $1,700,000 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

     We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through December 31, 1999. We realized negative cash from operating activities for the twelve months ended December 31, 1999, of ($161,089) compared to negative cash from operating activities of ($45,292) primarily due to faster payment being required by vendors than previously. Investing activities for the period from inception through December 31, 1999 consisted primarily of equipment purchases to build out the initial network. Investing activities in the twelve months ended December 31, 1999, were $464,023 compared to $1,119,841 during the twelve months ended Decembr 31, 1998.

     The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

     We raised $100,000 in November 1998 from the sale of 100 shares of Series A Preferred Stock for $1,000 per share. In connection with this sale we also issued 60,587 shares of common stock as a finder's fee and recognized expense of $19,878 and an increase in capital stock of a like amount. We secured the services of an investment banker during December 1998. To retain the services and conserve cash, we issued 30,000 shares of stock and recognized an expense of $10,000 and an increase to capital stock of the same amount.

     We raised $25,000 in December 1998 from the sale of 25 shares of Series A Preferred Stock for $1,000 per share. In connection with this sale, the Company also paid a professional service fee of $2,000 in cash.

     We raised $75,000 in January 1999 from the sales of a total of 75 shares of Series A Preferred Stock for $1,000 per share. In connection with one of these sales, we also issued 27,777 shares of common stock as a finder's fee and recognized expense of $7,500 and an increase to capital stock of the same amount. We received $150,000 as a good faith deposit with the letter of intent and issued 1,500,000 shares of common stock in return to the investor.

     We issued 512,000 shares of common stock in exchange for a debt repayment and the interest due thereon in April 1999.

     We issued 2,630,000 shares of common stock upon the exercise of employee stock options for $1,257,100.

     We issued $1,000,000 of 6% convertible debentures in September of 1999.

     We issued $200,000 of 6% convertible debentures in December of 1999.

     We issued $800,000 of 6% convertible debentures in January of 2000.

     We issued $2,500,000 of 6% convertible debentures in February of 2000.

         Our financing activities for the twelve months ended December 31, 1999, provided a net total of $2,854,196. Cash at the end of that period was $213,884. As of March 13, 2000, we had cash of $2,558,000 and working capital of $2,863,135.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and the independent auditor's report are included in this report beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE NET

         The executive officers and directors of the Company and their ages as of March 13, 2000 are as follows:

              NAME                AGE                POSITION

       Glenn A. Smith             44      President, Chief Executive Officer
                                           and Director
       Tod R. Smith               38      Chief Technology Officer, General
                                           Counsel and Director
       Maurice J. Matovich        40      Chief Operations Officer and Director
       Howard L. Kaskel           53      Chief Financial Officer

         Glenn A. Smith has served as the President, Chief Executive Officer and a director of Access Power, Inc. since the Company's formation in 1996. He has over twenty years experience in developing interactive systems and Internet-based businesses and services. From 1992 to 1996 Mr. Smith was self-employed as a developer of advanced computer telephony systems and services.

         Tod R. Smith has served as Chief Technology Officer and General Counsel since 1998 and a director of the Company since 1997. Mr. Smith worked at AT&T as a Technical Staff member specializing in computer consulting and the development of software from 1988 to 1998.

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

     The following table sets forth certain information regarding the annual compensation for services in all capacities to the Company for the year ended December 31, 1999 with respect to the Chief Executive Officer:


                                                                     Long-Term
                                                                  Compensation
                                                                  ------------
                                                                     Awards
                                                                  ------------
                                      Annual Compensation          Securities
               Name and               -------------------          Underlying
          Principal Position                Salary                 Options(#)
          ------------------                ------                 ----------
       Glenn A. Smith, Chief
       Executive Officer                    $96,000                 4,700,000


STOCK OPTIONS

         The following table summarizes certain information regarding options to purchase Common Stock granted to the Chief Executive Officer during the year ended December 31, 1999. The Company did not grant any stock appreciation rights in 1999.


                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    (Individual Grants)

                            Number Of           Percent Of
                            Securities        Total Options/
                            Underlying         SARs Granted          Exercise Or
                           Options/SARs        To Employees           Base Price
     Name                  Granted (#)        In Fiscal Year            ($/Sh)       Expiration Date
     ----                  -----------        --------------          ----------     ---------------
Glenn A. Smith                200,000                2%                  $0.22           1/7/09
Glenn A. Smith              4,000,000               38%                  $0.11           3/24/09
Glenn A. Smith                500,000                5%                  $0.53           6/14/09

         The following table summarizes the number and value of unexercised options held by the Chief Executive Officer as of December 31, 1999. The Chief Executive Officer exercised options for 500,000 shares in the year December 31, 1999.



                                         FISCAL YEAR-END
                                          OPTION VALUES

                                    Number Of Securities
                                   Underlying Unexercised                Value of Unexercised
                                       Options/SARs At                   In-The-Money Options/
                                          FY-End (#)                       SARs At FY-End ($)
           Name                    Exercisable/Unexercisable           Exercisable/Unexercisable <F1>
           ----                    -------------------------           -------------------------
       Glenn A. Smith                     200,000 /0                           $118,000/0
       Glenn A. Smith                   4,000,000 /0                         $2,360,000/0

<F1>This  value has been  calculated  based on the  average  of the last bid and asked price of the Common Stock as quoted on the Bulletin Board on December 31, 1999.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Howard Kaskel. The agreement provides that Mr. Kaskel will serve as Chief Financial Officer of the Company on a part-time basis (four days per week) for a base salary of $9,000 per month. Additional days are paid at the rate of $550 per day. The agreement is terminable by the Company upon thirty (30) days written notice with all payments required pursuant to the agreement to be paid on or before the termination date. The Company does not have employment agreements with any other of its executive officers.

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

         As of the date of this 10-KSB, options to purchase an aggregate of 2,100,500 shares of Common Stock have been granted under the Plan and were outstanding, including options for 400,000 shares of Common Stock issued to Glenn A. Smith. Mr. Smith's options have an exercise price of $0.11 per share for 100,000 shares, $0.54 per share for 100,000 shares and $0.22 per share for 200,000 shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 13, 2000, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group:

 Name and Address of                      Amount and Nature of           Percent of Shares
 Beneficial Owner*                          Beneficial Owner               Outstanding**
 -------------------                      --------------------           -----------------
 Glenn A. Smith, CEO<F1>                        7,106,500                       16.5%
 Tod Smith, CTO <F2>                            2,290,000                        5.7%
 Maurice Matovich, COO <F2>                     1,944,750                        4.8%
 Howard L. Kaskel, CFO <F3>                       905,500                        2.3%
 Bamboo Investors, LLC <F4>                     4,223,394                       10.3%
    New York, NY

 All Directors and Executive                   12,246,750                       26.1%
 Officers as a Group (4 persons)
--------------------
*Unless otherwise  indicated,  the beneficial owner's address is the same as the
Company's principal office.  **Percentages calculated on the basis of the amount of  outstanding  shares plus,  for each  person,  any shares that person has the right to acquire within 60 days pursuant to options or other rights.

<F1> Includes  91,200  shares  of  Common  Stock  held for  minor  children  and
     4,415,000 shares subject to presently exercisable options.
<F2> Includes 1,650,000 shares subject to presently  exercisable  options.
<F3> Includes 705,500 shares subject to presently exercisable options.
<F4> Shares of Common Stock issuable upon  conversion of convertible  debentures at fixed and variable prices and warrants to purchase common shares at fixed prices.



CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The exhibits filed as part of this Annual report on Form 10-KSB are as listed below. All exhibits are incorporated by reference to the indicated exhibit to the Company's registration of its Common Stock on Form 10-SB, as amended.

 Exhibit No.               Description
 -----------               -----------

 3.1                       Composite   Articles   of   Incorporation   of   the
                           Registrant, including all amendments.

 3.2 Bylaws of the Registrant (filed as Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 4.1 Form of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 4.2 6% Convertible Debenture due September 30, 2001(filed as Exhibit 4.2 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

 4.3 Warrant to purchase common stock, par value $.001 per share, of Access Power, Inc. (filed as Exhibit 4.3 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

 4.4 Schedule of omitted similar documents (filed herewith) to 6% Convertible Debenture incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

 4.5 Schedule of omitted similar documents (filed herewith) to Warrant to purchase common stock, par value $.001 per share, of the Company incorporated by reference to Exhibit 4.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

 10.1 International Master Franchise Agreement between Access Power, Inc. and Access Power Canada, Inc. (filed as Exhibit 10.1 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.2                      Access  Power,  Inc.  Stock  Option  Plan  (filed  as
                           Exhibit 10.2 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.3                      Amendment  No.  1 to  Stock  Option  Plan  (filed  as
                           Exhibit 10.3 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.4 Purchase and Sale Agreement between Access Power, Inc. and Netspeak Corporation dated as of June 17, 1998 (filed as Exhibit 10.4 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.5 Employment Agreement with Howard Kaskel dated July 1, 1998 (filed as Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.6 Agreement to terminate Master Franchise Agreement between Access Power, Inc. and Access Power Canada, Inc. dated December 11, 1998 (filed as Exhibit 10.6 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.7 Internet Telephony Services Agreement dated December 14, 1998, between Access Power, Inc. and Access Universal, Inc. (filed as Exhibit 10.7 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.8 Internet Telephony Services Agreement dated October 2, 1998 between Access Power, Inc. and Ldt Net Com, Inc. (filed as Exhibit 10.8 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.9 Office Lease Agreement between Douglas Partnerships II, and Access Power, Inc. dated August 1, 1997 (filed as Exhibit 10.9 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.10 Retainer Agreement dated September 23, 1999, among Acces Power, Inc., Tatum CFO Partners, LLP, and Howard Kaskel (filed as Exhibit 10.1 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.11 Securities Purchase Agreement dated as of September 30, 1999, among Access Power, Inc., certain stockholders of Access Power, Inc. named therein, and Bamboo Investors, LLC(filed as Exhibit 10.2 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.12 Warrant to purchase 6% Convertible Debentures and common stock warrants of Access Power, Inc. (filed as Exhibit 10.3 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.13 Registration Rights Agreement, dated as of September 30, 1999, by and among Access Power, Inc. and Bamboo Investors LLC (filed as Exhibit 10.4 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.14 Share Exchange Agreement dated as of September 30, 1999 between Access Power, Inc. and each of Glenn Smith, Maurice Matovich, Howard Kaskel, and Tod Smith (filed as Exhibit 10.5 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.15* Web services agreement as of August 6, 1999, between Access Power, Inc. and Lycos-Bertelsmann GmbH (filed as Exhibit 10.6 of Access Power, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.16 Consulting Agreement dated as of October 4, 1999 between Access Power, Inc. and Northstar Advertising, Inc. (filed as Exhibit 10.7 of Access Power, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.17 Schedule of omitted similar documents (filed herewith) to Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

10.18                      Schedule   of  omitted   similar   documents   (filed
                           herewith) to Warrant to purchase 6% Convertible Debentures and common stock warrants of the Company incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

10.19 Schedule of omitted similar documents (filed herewith) to Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

23.1                       Consent  of Parks,  Tschopp,  Whitcomb  & Orr,  dated
                           March 29, 2000

27.1                       Financial Data Schedule (for SEC use only)

* Certain portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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


                     Independent Auditors' Report
                     ----------------------------



The Board of Directors
Access Power, Inc.:

We have audited the accompanying balance sheets of Access Power, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Power, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Parks, Tschopp, Whitcomb & Orr, P.A.


Maitland, Florida
March 9, 2000

                                                      ACCESS POWER, INC.
                                                 (A Development Stage Company)

                                                        Balance Sheets

                                                  December 31, 1999 and 1998

                                                            ASSETS
                                                            ------

                                                                                               1999                 1998
                                                                                          -------------         ------------
Current assets:
      Cash                                                                                 $   213,885               33,156
      Accounts receivable                                                                      179,410               29,145
      Notes receivable, stockholders                                                           456,000               30,791
      Prepaid expenses                                                                         263,638                 --
      Inventory                                                                                 21,800               21,770
                                                                                           -----------           ----------
                   Total current assets                                                      1,134,733              114,862
                                                                                           -----------           ----------

Property and equipment, net (note 2)                                                           439,656            1,131,471

Other assets                                                                                    12,000               16,000
                                                                                           -----------           ----------
                   Total assets                                                            $ 1,586,389            1,262,333
                                                                                           ===========           ==========

                                             Liabilities and Stockholders' Equity
                                             -----------------------------------

Current liabilities:
      Accounts payable and accrued expenses                                                $   683,011            1,373,978
      Current portion of long-term debt                                                        168,956              120,136
                                                                                           -----------           ----------
                   Total current liabilities                                                   851,967            1,494,114
                                                                                           -----------           ----------

Long-term debt, less current portion (note 3)                                                  207,484                 --
Convertible debentures (note 4)                                                                750,000                 --
                                                                                           -----------           ----------

                   Total liabilities                                                         1,809,451            1,494,114
                                                                                           -----------           ----------

Stockholders' equity:
      Common stock, $.001 par value,  authorized  100,000,000 shares, issued and outstanding 31,248,253 and 12,325,788 shares
           in 1999 and 1998                                                                     31,249               12,326
      Preferred stock, $.001 par value, authorized 10,000,000 shares,
           issued and outstanding 3,952 and 1,050 shares in 1999 and 1998                            4                    1
      Additional paid in capital                                                             4,746,709            2,252,971
      Deficit accumulated during the development stage                                      (5,001,024)          (2,497,079)
                                                                                           -----------           ----------
                                                                                              (223,062)            (231,781)
                                                                                           -----------           ----------
Commitments (notes 3 and 4)
                   Total liabilities and stockholders' equity                              $ 1,586,389            1,262,333
                                                                                           ===========           ==========

See accompanying notes to financial statements.

                                          ACCESS POWER, INC.
                                     (A Development Stage Company)

                                       STATEMENTS OF OPERATIONS

    For the years ended December 31, 1999 and 1998 and the cumulative period from October 10, 1996
                             (date of inception) through December 31, 1999

                                                                                    For the Period
                                                                                    October 10, 1996
                                                                                         Through
                                                       1999              1998       December 31, 1999
                                                   ------------      -----------    -----------------
Revenue:
     Product sales                                 $      9,450          214,431          223,881
     Services                                           170,601           53,519          224,120
                                                   ------------      -----------      -----------

             Total revenue                              180,051          267,950          448,001
                                                   ------------      -----------      -----------

Costs and expenses:
     Cost of sales                                        2,955          161,650          164,605
     Product development and marketing                1,015,737          731,672        1,784,893
     General and administrative                       1,642,134        1,315,600        3,352,107
                                                   ------------      -----------      -----------

             Total costs and expenses                 2,660,826        2,208,922        5,301,605
                                                   ------------      -----------      -----------

     Loss from operations                            (2,480,775)      (1,940,972)      (4,853,604)

Other income (expense):
     Interest income                                       --                407            2,295
     Interest expense                                   (16,290)        (124,375)        (142,839)
     Loss on disposal of equpiment                       (6,880)            --             (6,880)
                                                   ------------      -----------      -----------

             Total other income (expense)               (23,170)        (124,375)        (147,420)

             Net loss                              $ (2,503,945)      (2,065,347)      (5,001,024)
                                                   ============      ===========      ===========

             Net loss per share                    $      (0.10)           (0.18)           (0.31)
                                                   ============      ===========      ===========

             Weighted average number of shares       25,174,029       11,776,511       16,110,885
                                                   ============      ===========      ===========


See accompanying notes to financial statements.

                                                    ACCESS POWER, INC.
                                              (A Development Stage Company)

                                            STATEMENT OF STOCKHOLDERS' EQUITY

                                    For the years ended December 31, 1999 and 1998 and
                                            the period from October 10, 1996
                                      (date of inception) through December 31, 1999


                                                                         Common Stock               Preferred Stock
                                                                  ---------------------------- ---------------------------
                                                       Date            Shares        Amount       Shares       Amount
                                                   ------------ ---------------- ------------- ------------ --------------
Common stock issued to founding directors                             8,000,000        8,000        --              --
Net loss                                                                   --           --          --              --
                                                   -----------       ----------       ------      ------      -----------

Balances at December 31, 1996                                         8,000,000        8,000        --              --

Common stock issued for cash                       5/23/97              750,000          750        --              --
Common stock issued for cash                       6/30/97            1,000,000        1,000        --              --
Common stock issued for cash                       7/97 - 10/97       1,734,000        1,734        --              --
Stock issuance cost                                                        --           --          --              --
Net loss                                                                   --           --          --              --
                                                   -----------       ----------       ------      ------      -----------

Balances at December 31, 1997                                        11,484,000       11,484        --              --

Preferred stock issued for cash                    5/98                    --           --         1,000               1
Common stock issued as additional interest         2/2/98                50,000           50        --              --
Common stock issued as additional interest         2/19/98              125,000          125        --              --
Common stock issued as finder's fee                2/19/98               75,000           75        --              --
Common stock issued for services                   2/98                  25,000           25        --              --
Common stock issued for cash                       9/24/98               50,000           50        --              --
Preferred stock issued for cash                    11/98                   --           --           100            --
Common stock issued for finder's fee               11/98                 60,857           61        --              --
Preferred stock issued for cash                    12/98                   --           --            25            --
Common stock issued for investment banking fee     12/98                 30,000           30        --              --
Conversion of preferred stock to common stock      12/98                425,931          426         (75)           --
Net loss                                                                   --           --          --              --
                                                                     ----------       ------      ------      -----------
Balances at December 31, 1998                                        12,325,788       12,326       1,050              1
                                                                     ----------       ------      ------      -----------

Common stock issued for cash                       6/99               3,745,000        3,745        --              --
Preferred stock issued for cash                    1/99                    --           --            75            --
Common stock issued for finder's fee               1/99                  25,777           26        --              --
Common stock issued for services                   6/99               3,207,950        3,208        --              --
Common stock issued as additional interest         12/99                144,204          144        --              --
Common stock issued to retire debt                 4/99                 400,000          400        --              --
Common issued on convertible debentures            12/99              2,464,691        2,465        --              --
Common stock converted to preferred                9/99              (3,952,000)      (3,952)      3,952               4
Preferred stock converted to common stock          1/99 - 4/99       12,886,843       12,887      (1,125)             (1)
Net loss                                                                   --           --          --              --
                                                                     ----------       ------      ------      -----------
Balances at December 31, 1999                                        31,248,253       31,249       3,952               4
                                                                     ==========       ======      ======      ==========


                                                    ADDITIONAL                         TOTAL
                                                     PAID IN         ACCUMULATED   STOCKHOLDERS'
                                                     CAPITAL           DEFICIT        EQUITY
                                                   -----------       ----------    -----------
Common stock issued to founding directors              (7,200)           --               800
Net loss                                                 --            (5,701)         (5,701)
                                                   ----------      ----------      ----------

Balances at December 31, 1996                          (7,200)         (5,701)         (4,901)

Common stock issued for cash                           35,000            --            35,750
Common stock issued for cash                          100,000            --           101,000
Common stock issued for cash                          854,573            --           856,307
Stock issuance cost                                   (75,000)           --           (75,000)
Net loss                                                 --          (426,438)       (426,438)
                                                   ----------      ----------      ----------

Balances at December 31, 1997                         907,373        (432,139)        486,718

Preferred stock issued for cash                       999,999            --         1,000,000
Common stock issued as additional interest             29,950            --            30,000
Common stock issued as additional interest             84,250            --            84,375
Common stock issued as finder's fee                    24,925            --            25,000
Common stock issued for services                       27,163            --            27,188
Common stock issued for cash                           24,950            --            25,000
Preferred stock issued for cash                       100,000            --           100,000
Common stock issued for finder's fee                   19,817            --            19,878
Preferred stock issued for cash                        25,000            --            25,000
Common stock issued for investment banking fee          9,970            --            10,000
Conversion of preferred stock to common stock            (426)           --              --
Net loss                                                 --        (2,064,940)     (2,064,940)
                                                   ----------      ----------      ----------
Balances at December 31, 1998                       2,252,971      (2,497,079)       (231,781)
                                                   ----------      ----------      ----------

Common stock issued for cash                        1,282,455            --         1,286,200
Preferred stock issued for cash                        75,000            --            75,000
Common stock issued for finder's fee                    6,418            --             6,444
Common stock issued for services                      621,831            --           625,039
Common stock issued as additional interest             19,837            --            19,981
Common stock issued to retire debt                     49,600            --            50,000
Common issued on convertible debentures               447,535            --           450,000
Common stock converted to preferred                     3,948            --              --
Preferred stock converted to common stock             (12,886)           --              --
Net loss                                                 --        (2,503,945)     (2,503,945)
                                                   ----------      ----------      ----------

Balances at December 31, 1999                       4,746,709      (5,001,024)       (223,062)
                                                   ==========      ==========      ==========

See accompanying notes to financial statements.

                                                     ACCESS POWER, INC.
                                               (A Development Stage Company)

                                                  STATEMENTS OF CASH FLOWS

                          For the years ended December 31, 1999 and 1998 and the cumulative period from October 10, 1996 (date of inception) through December 31, 1999


                                                                                                           For the Period
                                                                                                          October 10, 1996
                                                                                                               Through
                                                                          1999                1998        December 31, 1999
                                                                      -----------         -----------     ----------------
Cash flows from operating activities:
     Net loss                                                         $(2,503,945)        (2,064,940)        (5,001,024)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                                  204,323            321,806            553,142
           Loss on disposal of property and equipment                       6,880             26,461             33,341
           Stock issued for services                                      631,483            196,441            827,924
           Stock issued for interest                                       19,981               --               19,981
           Change in operating assets and liabilities:
                Accounts receivable                                      (150,265)           (19,549)          (179,410)
                Accounts payable and accrued expenses                    (173,025)         1,373,628          1,200,953
                Other assets                                             (263,638)            (3,166)          (286,804)
                Inventory                                                     (30)             8,230            (21,800)
                                                                      -----------         ----------         ----------
                     Net cash used in operating activities             (2,228,236)          (161,089)        (2,853,697)
                                                                      -----------         ----------         ----------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                          12,050             40,270             52,320
     Purchase of property and equipment                                   (50,864)        (1,153,416)        (1,590,719)
     Note receivable, stockholders                                       (425,209)            (6,695)          (456,000)
                                                                      -----------         ----------         ----------

                     Net cash used in investing activities               (464,023)        (1,119,841)        (1,994,399)
                                                                      -----------         ----------         ----------

Cash flows from financing activities:
     Proceeds from issuance of stock                                    1,861,200          1,150,000          3,930,057
     Proceeds from issuance of notes payable                            1,575,000            110,000          1,705,025
     Principal payments on notes payable                                 (563,212)              --             (573,101)
                                                                      -----------         ----------         ----------

                     Net cash provided by financing activities          2,872,988          1,260,000          5,061,981
                                                                      -----------         ----------         ----------

                     Net change in cash                                   180,729            (20,930)           213,885

Cash, at beginning of period                                               33,156             54,086               --
                                                                      -----------         ----------         ----------

Cash at end of period                                                 $   213,885             33,156            213,885
                                                                      ===========         ==========         ==========

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


(1)      Summary of Significant Accounting Policies
         ------------------------------------------

         (a)  Nature of Development Stage Operations
              --------------------------------------

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



                                                                     (Continued)

                                                ACCESS POWER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


 (1),  CONTINUED

              Development stage operations for the period ended December 31, 1999 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At December 31, 1999, the Company has net operating loss carryforwards of approximately $5,000,000 which will expire in years beginning in 2011. A valuation allowance equal to the tax benefit of the net operating loss has been established, since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements

         (e)  Financial Instruments Fair Value, Concentration of Business and
              ---------------------------------------------------------------
              Credit Risks
              ------------

              The carrying amount reported in the balance sheet for cash, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts and notes receivable which amounts to approximately $635,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The notes receivable consist primarily of amounts due from employees from the exercise of stock options. The notes are due no later than May 1, 2000. Currently, all of the Company's hardware and software is purchased from one supplier, however, management believes there are other alternatives to this supplier.

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

                                                                     (Continued)

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


(1),  CONTINUED

        (f)   Cash Flows
              ----------

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

        (i)   Revenue Recognition
              -------------------

              The principal sources of revenues are expected to be internet telephone charges which will be recognized as incurred. The Company is presently operating in this one business segment and only in the United States.

        (j)   Loss Per Common Share
              ---------------------

              Earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would not have a material effect on earnings per common share.

        (k)   Software and Development Costs
              ------------------------------

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

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


(1),  CONTINUED

        (l)   STOCK-BASED COMPENSATION

              During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This pronouncement establishes financial accounting and reporting standards for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Such treatment is required for non-employee stock-based compensation. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees". Accordingly,
              compensation expense for employee stock options or warrants is measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to require the stock. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 6).

        (m)   Preferred Stock
              ---------------

              The Company's redeemable convertible preferred stock has the following provisions:

                   o The shares shall be redeemable, at the option of the of the Company, at a stated redemption price of $1,500 per share.

                   o Each share of preferred stock is convertible into that number of shares of the Company calculated by dividing $1,000 by the lower of 65% of the average closing bid price of the Company for the five trading days prior to conversion or 75% of the closing bid price on the first day the funds from the preferred stock offering are available.

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


(2)      Property and Equipment
         ----------------------

         Property and equipment consist of the following at December 31,:

                                                                                     1999            1998
                                                                                 -----------      ---------
             Office furniture and equipment                                      $    59,908         59,908
             Computer hardware                                                       485,007      1,172,339
             Computer software                                                       278,769        227,905
                                                                                 -----------      ---------
                                                                                     823,684      1,460,152
                    Less accumulated depreciation and amortization                   384,028        328,681
                                                                                 -----------      ---------
                                                                                 $   439,656      1,131,471
                                                                                 ===========      =========

(3)     Notes Payable
        -------------

Notes payable consist of the following at December 31,:

                                                                                      1999           1998
                                                                                 -----------      ---------
             Promissory  notes to stockholders  bearing  interest at 6%
              - 8% payable on demand.  Unsecured                                 $    26,440         20,136

             Note payable to individual,  bearing  interest at 12%,
             payable upon capital financing of the Company in excess
             of $3,000,000
                                                                                        --          100,000

             Note payable to vendor bearing  interest at 10%, payable in monthly installments of $18,236 through December, 2001
             Note is a result of the  settlement  of litigation in which the vendor agreed to reduce  the price of purchased computer
             hardware by approximately $636,000
                                                                                     350,000           --
                                                                                 -----------      ---------
                                                                                     376,440        120,136
                    Less current portion                                             168,956        120,136
                                                                                 -----------      ---------
                    Long-term debt, less current portion                         $   207,484           --
                                                                                 ===========      =========

(4)      6% Convertible Debenture
         ------------------------

         $1,000,000 and $200,000 and 6% Convertible Debentures were sold on September 30, 1999 and December 30, 1999 respectively. They are convertible into common stock by dividing each $100,000 debenture by the lower of 75% of the average of the three lowest closing bid prices during the preceding 22 trading days or 110% of such average price on September 30, 1999 ($0.42), subject to certain adjustments. As of December 31, 1999, $450,000 of the Convertible Debentures had been converted into 2,496,895 common shares including shares converted representing accrued interest to the conversion dates.

                                  ACCESS POWER,
                       INC. (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


(5)      Commitments
         -----------

         The Company leases its office space under a non-cancellable operating lease with a remaining term of one year. Future minimum payments under this lease are as follows:

                             Year                      Amount
                             ----                      ------
                             2000                      21,500

Rent expense for the years ended December 31, 1999 and 1998 amounted to $48,982 and 50,817, respectively.

(6)      Stock Options
         -------------

         In 1997, the Company  established  an incentive  stock option plan (the
         Plan) to provide an incentive to key employees of the Company who are in a position to contribute materially to expanding and improving the Company's profits, to aid in attracting and retaining employees of outstanding ability and to encourage ownership of shares by employees. The Plan was amended in March, 1998 to increase the number of shares available for issuance thereunder from 1,000,000 to 2,500,000 shares. Total options granted through December 31, 1999 amounted to 2,100,500 at an average price of $.33.

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

                                                                     (Continued)

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999



(6),       CONTINUED

                                                                                                                 For the period
                                                                                                                October 10, 1996
                                                            Year ended                 Year ended                    through
                                                         December 31, 1999         December 31, 1998            December 31, 1999
                                                         -----------------         -----------------            -----------------
            Pro forma net loss:
                      As reported                           $(2,503,945)               (2,064,940)                  (5,001,024)
                      Pro forma                              (2,558,934)               (2,132,712)                  (5,123,785)

            Pro forma net loss per share
                       As reported                                (0.10)                    (0.18)                       (0.31)
                       Pro forma                                  (0.10)                    (0.18)                       (0.32)

           The fair value of each option granted under the Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998: no dividend yield; expected volatility of the underlying stock of 90%, risk-free interest rate of 4.98% and 5.27%, respectively, covering the related option period; and expected lives of the options of 10 years based on the related option period.

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

                                                               Date: 3/29/00


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

        Signature                          Position                                  Date
        ---------                         --------                                   ----
/s/ Glenn A. Smith                        President and Chief                        3/29/00
Glenn A. Smith                            Executive Officer and Director
                                          (principal executive officer)


/s/ Howard Kaskel                         Chief Financial Officer                    3/28/00
Howard Kaskel                             (principal financial and
                                          accounting officer)

/s/ Tod R. Smith                          Director                                   3/28/00
Tod R. Smith


/s/ Maurice J. Matovich                   Director                                   3/28/00
Maurice J. Matovich

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

     The Company is furnishing the Commission for its information in a supplemental submission a copy of a proxy statement and form of proxy used in connection with a special meeting of shareholders during 1999.

                                  Exhibit Index



 Exhibit No.               Description
 -----------               -----------

 3.1                       Composite   Articles   of   Incorporation   of   the
                           Registrant, including all amendments.

 3.2 Bylaws of the Registrant (filed as Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 4.1 Form of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 4.2 6% Convertible Debenture due September 30, 2001(filed as Exhibit 4.2 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

 4.3 Warrant to purchase common stock, par value $.001 per share, of Access Power, Inc. (filed as Exhibit 4.3 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

 4.4 Schedule of omitted similar documents (filed herewith) to 6% Convertible Debenture incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

 4.5 Schedule of omitted similar documents (filed herewith) to Warrant to purchase common stock, par value $.001 per share, of the Company incorporated by reference to Exhibit 4.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

 10.1 International Master Franchise Agreement between Access Power, Inc. and Access Power Canada, Inc. (filed as Exhibit 10.1 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.2                      Access  Power,  Inc.  Stock  Option  Plan  (filed  as
                           Exhibit 10.2 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.3                      Amendment  No.  1 to  Stock  Option  Plan  (filed  as
                           Exhibit 10.3 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.4 Purchase and Sale Agreement between Access Power, Inc. and Netspeak Corporation dated as of June 17, 1998 (filed as Exhibit 10.4 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.5 Employment Agreement with Howard Kaskel dated July 1, 1998 (filed as Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.6 Agreement to terminate Master Franchise Agreement between Access Power, Inc. and Access Power Canada, Inc. dated December 11, 1998 (filed as Exhibit 10.6 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.7 Internet Telephony Services Agreement dated December 14, 1998, between Access Power, Inc. and Access Universal, Inc. (filed as Exhibit 10.7 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.8 Internet Telephony Services Agreement dated October 2, 1998 between Access Power, Inc. and Ldt Net Com, Inc. (filed as Exhibit 10.8 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.9 Office Lease Agreement between Douglas Partnerships II, and Access Power, Inc. dated August 1, 1997 (filed as Exhibit 10.9 of the Company's Registration Statement on Form SB-2 (File No. 333-65069) is hereby incorporated by reference)

 10.10 Retainer Agreement dated September 23, 1999, among Acces Power, Inc., Tatum CFO Partners, LLP, and Howard Kaskel (filed as Exhibit 10.1 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.11 Securities Purchase Agreement dated as of September 30, 1999, among Access Power, Inc., certain stockholders of Access Power, Inc. named therein, and Bamboo Investors, LLC(filed as Exhibit 10.2 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.12 Warrant to purchase 6% Convertible Debentures and common stock warrants of Access Power, Inc. (filed as Exhibit 10.3 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.13 Registration Rights Agreement, dated as of September 30, 1999, by and among Access Power, Inc. and Bamboo Investors LLC (filed as Exhibit 10.4 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.14 Share Exchange Agreement dated as of September 30, 1999 between Access Power, Inc. and each of Glenn Smith, Maurice Matovich, Howard Kaskel, and Tod Smith (filed as Exhibit 10.5 of Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.15* Web services agreement as of August 6, 1999, between Access Power, Inc. and Lycos-Bertelsmann GmbH (filed as Exhibit 10.6 of Access Power, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.16 Consulting Agreement dated as of October 4, 1999 between Access Power, Inc. and Northstar Advertising, Inc. (filed as Exhibit 10.7 of Access Power, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1999, is hereby incorporated by reference)

10.17 Schedule of omitted similar documents (filed herewith) to Securities Purchase Agreement incorporated by reference to Exhibit 10.11 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

10.18                      Schedule   of  omitted   similar   documents   (filed
                           herewith) to Warrant to purchase 6% Convertible Debentures and common stock warrants of the Company incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

10.19 Schedule of omitted similar documents (filed herewith) to Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999

23.1                       Consent  of Parks,  Tschopp,  Whitcomb  & Orr,  dated
                           March 29, 2000

27.1                       Financial Data Schedule (for SEC use only)


* Certain portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment.