Form 10QSB
period 2000-03-31
ACCESS POWER INC
filed 2000-05-10
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

/x/               Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

/ /      Transition Report Under Section 13 or 15(d) of the Exchange Act
              For the Transition Period from ________ to __________

                     Commission File Number 000-____________


                               Access Power, Inc.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Florida                                   59-3420985
     -------------------------------                --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

               10033 Sawgrass Dr., W, Ponte Vedra Beach, FL 32082
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)

Issuer's telephone number, including area code: (904) 273-2980

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At April 24, 2000, there were issued and outstanding 38,689,186 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
                          Yes  /  /        No   /X/

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                               ACCESS POWER, INC.
                                          (A Development Stage Company)

                                                 Balance Sheets

                                   As of March 31, 2000 and December 31, 1999

                                                       Assets                      March 31,       December 31,
                                                       ------                         2000              1999
                                                                                   -----------     ------------
                                                                                   (unaudited)
Current assets:
     Cash                                                                          $ 1,866,044      $   213,885
     Accounts receivable                                                               201,981          179,410
     Notes receivable, stockholder                                                     415,600          456,000
     Prepaid expenses                                                                  473,845          263,638
     Inventory                                                                          21,800           21,800
                                                                                   -----------      -----------
              Total current assets                                                   2,979,270        1,134,733
                                                                                   -----------      -----------

Property and equipment, net                                                            389,394          439,656
Other assets                                                                            11,000           12,000
                                                                                   -----------      -----------
              Total assets                                                         $ 3,379,664      $ 1,586,389
                                                                                   ===========      ===========


                                          Liabilities and Stockholders' Equity
                                          ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                         $   493,124      $   683,011
     Notes payable                                                                      13,940          168,956
                                                                                   -----------      -----------
              Total current liabilities                                                507,064          851,967
                                                                                   -----------      -----------

Long - term debt, less current portion                                                  12,500          207,484
Convertible debentures                                                               3,300,000          750,000
                                                                                   -----------      -----------

              Total liablities                                                       3,819,564        1,809,451
                                                                                   -----------      -----------

Stockholders' equity:
     Common stock, $.001 par value,  authorized  100,000,000 shares, issued and outstanding 38,544,329 and 31,248,253 shares
          in 2000 and 1999                                                              38,544           31,249
     Preferred stock, $.001 par value, authorized 10,000,000 shares,
          issued and outstanding none and 3952 shares in 2000 and 1999                    --                  4
     Additional paid in capital                                                      5,694,029        4,746,709
     Deficit accumulated during the development stage                               (6,172,473)      (5,001,024)
                                                                                   -----------      -----------
              Total stockholders' equity                                              (439,900)        (223,062)
                                                                                   -----------      -----------

              Total liabilities and stockholders' equity                           $ 3,379,664      $ 1,586,389
                                                                                   ===========      ===========

                                                 ACCESS POWER, INC.
                                           (A Development Stage Company)

                                              Statements of Cash Flows

                    For the three months ended March 31, 2000 and 1999 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2000

                                                                                                   For the period
                                                                                                  October 10, 1996
                                                                                                      through
                                                                        2000            1999       March 31, 2000
                                                                    -----------      ---------    ----------------
Cash flows from operating activities:
     Net loss                                                        (1,171,449)     $(484,270)     $(6,272,473)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                51,262         81,405          604,404
            Loss on disposal of property and equipment                     --            6,880           33,341
            Stock issued for services                                      --          210,000          827,924
            Stock issued for interest                                    10,392          6,444           30,373
            Change in operating assets and liabilities:
                 Accounts receivable                                    (22,571)       (18,985)        (201,981)
                 Accounts payable and accrued expenses                 (189,887)       248,234        1,008,359
                 Other assets                                          (210,207)      (192,500)        (397,011)
                 Inventory                                                 --            2,055          (21,800)
                                                                    -----------      ---------      -----------
                      Net cash used in operating activities          (1,532,460)      (140,737)      (4,388,864)
                                                                    -----------      ---------      -----------
Cash flows from investing activities
     Proceeds from sale of property and equipment                          --           10,050           52,320
     Purchase of property and equipment                                    --             --         (1,590,719)
     Note receivable, stockholder                                        40,400         14,040         (414,500)
                                                                                                    -----------
                      Net cash used in investing activities              40,400         24,090       (1,952,899)
                                                                    -----------      ---------      -----------
Cash flows from financing activities:
     Proceeds from issuance of stock                                    944,219         75,000        4,875,883
     Proceeds from issuance of notes payable                          3,300,000         25,000        5,005,025
     Principal payments on notes payable                             (1,100,000)        (7,500)      (1,673,101)
                                                                    -----------      ---------      -----------
                      Net cash provided by financing activities       3,144,219         92,500        8,207,807
                                                                    -----------      ---------      -----------
                      Net change in cash                              1,652,159        (24,147)       1,866,044
                                                                                                    -----------
Cash, at beginning of period                                            213,885         33,156             --
                                                                    -----------      ---------      -----------

Cash at end of period                                               $ 1,866,044      $   9,009      $ 1,866,044
                                                                    ===========      =========      ===========

                                          ACCESS POWER, INC.
                                     (A Development Stage Company)

                                       Statements of Operations

             For the three months ended March 31, 2000 and 1999 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2000

                                                                                      For the period
                                                                                     October 10, 1996
                                                                                          through
                                                        2000             1999         March 31, 2000
                                                   ------------      ------------    ----------------
Revenue:
     Product sales                                 $       --        $      6,850      $    233,090
     Services                                           145,611             7,700           360,523
                                                   ------------      ------------      ------------

             Total revenue                              145,611            14,550           593,612
                                                   ------------      ------------      ------------

Costs and expenses:
     Cost of sales                                         --               2,055           164,605
     Product development and marketing                  652,573           227,339         2,537,466
     General and administrative                         643,877           261,294         3,995,984
                                                   ------------      ------------      ------------

             Total costs and expenses                 1,296,450           490,688         6,698,055
                                                   ------------      ------------      ------------

Other income (expense):
     Other income                                          --                --              (4,581)
     Interest expense                                   (20,610)           (8,132)         (163,449)
                                                   ------------      ------------      ------------

             Total other income (expense)               (20,610)           (8,132)         (168,030)
                                                   ------------      ------------      ------------

             Net loss                              $ (1,171,449)     $   (484,270)     $ (6,272,473)
                                                   ============      ============      ============

             Net loss per share                    $      (0.04)     $      (0.03)     $      (0.34)
                                                   ============      ============      ============

             Weighted average number of shares       31,688,258        16,979,668        18,719,094
                                                   ============      ============      ============

                               ACCESS POWER, INC.
                          (A Development Stage Company)


A. Basis of Presentation
   ---------------------

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.



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

         From our inception, we have devoted most of our efforts to technical analysis, development, procurement, implementation, testing, and the establishment of the corporate and technical policies and procedures necessary to support our business requirements. We are a development stage company.

         Our Internet protocol telephony gateway network allows us to offer competitive call rates while providing premium communications features. Access Power products and services are based on PC-to-PC, PC-to-Phone, and Phone-to-Phone communications. Customers anywhere in the world can use a PC and software obtained from us to place unlimited calls to telephones anywhere in the United States, Canada, and Puerto Rico for $10 per month or, for $20 per month, such customers can place unlimited calls to those countries and twelve European countries. In addition, customers in the United States can make unlimited calls with their telephone to another telephone anywhere in the continental United States for $49 per month and call anywhere in Alaska, Hawaii, Canada, and the United Kingdom for 7 cents per minute. Calls to over fifty other countries are 29 cents per minute.

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

Expansion Plans
---------------

         We believe we must expand our gateway network capacity and our customer base to achieve profitability.

         We intend to expand our network and customer base internationally through affiliates and other business relationships, such as the relationship defined by our agreement with Lycos-Bertelsmann. Such expansion will increase our revenues without causing us to incur significant capital expenditures.

Software Sales
--------------

         To date, we have realized only small revenues from the resale of software to our customers, and we do not expect such sales to become a significant source of profit in the future. During the next year, however, we intend to continue marketing the e-button software, and we expect to realize revenues from such sales.

Marketing
---------

         We have recently begun our effort to market our products and services. We have implemented a public relations and marketing campaign along with establishing arrangements with web-based communications portals.

Raising Capital
---------------

         We recently sold 6% convertible debentures in the face amount of $2,500,000 to an investor. In addition, the investor purchased a warrant to purchase an additional $2,500,000 of debentures on the same terms. We believe that if the warrant were to be exercised, then the aggregate proceeds would be sufficient to fund us for the next twelve months.

PERIOD ENDED MARCH 31, 2000 COMPARED TO PERIOD ENDED MARCH 31, 1999

         Revenues and Costs of Revenues.
         ------------------------------

                  Revenues increased $131,061 from $14,550 to $145,611 in the three months ended March 31, 2000. Software sales decreased from $6,850 to zero as we concentrated on providing our Net.Caller service instead of reselling software. Net.Caller service was inaugurated in April 1999 and therefore provided no revenue in the first quarter last year compared to $145,611 this year.

         Expenses.
         --------

                  Product development and marketing expenses were $652,573 for the three months ended March 31, 2000 an increase of $425,234 or 187% from $227,339 in the same period of the prior year. Telephone and Internet connection charges represented $329,054 of this increase and marketing and public/investor relations represented $81,403 of this increase. General and administrative expenses increased $382,583 to $643,877 or 146% in the three months ended March 31, 2000 from $261,294 in the prior year. Finder's fees of $330,000 expended in our efforts to raise capital accounted for the majority of this increase with payroll and staffing expense representing an additional $25,835.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenues  and Costs of Revenues.
         -------------------------------

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

         Expenses.
         --------

                  Product development and marketing expenses were $227,339 for the three months ended March 31, 1999; an increase of $111,381 or almost 100% over such expenses for the three months ended March 31, 1998. The telephone and internet connection charges represent $27,710 of this increase as the Company increased deployment of its network. In addition depreciation and amortization expenses increased $71,075 from the three months ended March 31, 1998 reflecting the increase in capital expenditures during the last nine months of 1998. General and administrative expenses increased nearly $10,000 or 4% from $244,894 for the three months ended March 31, 1998. Payroll expense was the major portion of this increase as it totaled $172,699, an increase of $41,586 or 31%, from the three months ended March 31, 1998 total of $131,113. The aforementioned increase was offset by a decrease in travel expenses of $13,103 from $17,003 during the three months ended March 31, 1998 and a decrease in outside temporary help of $7,150 from $7,599 during the three months ended March 31, 1998 as the Company initiated its cost reduction policy.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, we have raised approximately $4,875,833 from the sale of common stock and preferred stock, and have borrowed approximately $5,005,025 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

         We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through March 31, 2000. We realized negative cash from operating activities for the three months ended March 31, 2000 of ($1,532,460) compared to negative cash from operating activities for the three months ended March 31, 1999 of ($140,737) primarily due to higher net loss and requirements by vendors for more prompt settlement of outstanding invoices. vendors than previously. Investing activities for the period from inception through March 31, 2000 consisted primarily of equipment purchases to build out the initial network. Investing activities in the three months ended March 31, 2000 and March 31, 1999, were minimal.

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

         We raised $25,000 in December 1998 from the sale of 25 shares of Series A Preferred Stock for $1,000 per share. In connection with this sale, we also paid a professional service fee of $2,000 in cash.

         We raised $75,000 in January 1999 from the sales of a total of 75 shares of Series A Preferred Stock for $1,000 per share. In connection with one of these sales, we issued an additional 27,777 shares of common stock as a finder's fee and recognized expense of $7,500 and an increase to capital stock of the same amount. We received $150,000 as a good faith deposit with the letter of intent and issued 1,500,000 shares of common stock in return to the investor.

     In April of 1999, we issued 512,000 shares of common stock in exchange for a debt repayment and the interest due on the debt. We issued 2,630,000 shares of common stock upon the exercise of employee stock options for $1,257,100. In September of 1999, we issued $1,000,000 of 6% convertible debentures. We issued $200,000 of 6% convertible debentures in December of 1999, $800,000 of 6% convertible debentures in January of 2000, and $2,500,000 of 6% convertible debentures in February of 2000.

         Our financing activities for the three months ended March 31, 2000, provided a net total of $3,144,219. Cash at the end of that period was $1,866,044. As of April 26, 2000, we had cash of $1,484,044 and working capital of $2,117,483

USE OF PROCEEDS

         We expect to invest approximately $1,000,000 over the next twelve months in capital equipment and software for network expansion. We are performing ongoing cost benefit analyses to ensure that any existing under utilized equipment is made available for redeployment to delay the need to acquire new equipment.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On January 18, 2000 the Company sold $800,000 of its 6% Convertible Debentures due 2001 and on February 29, 2000 it sold $2,500,000 of its 6% Convertible Debentures due 2002, in each case to Bamboo Investors, LLC an investment fund managed by WEC Asset Management, LLC. The Company claimed an exemption from registration under Section 4(2) of the Act for such offers and sales.

         The Company believes this investor to be an "accredited investor" within the meaning of Rule 501 promulgated under the Act. In addition, the investor agreed to acquire the securities for investment and not with a view to the distribution thereof, and the documents representing the securities issued to the investor contained a legend to the effect that such securities were not registered under the Act and could not be transferred except pursuant to a registration statement which has become effective under the Act, or an exemption from such registration requirement. The issuance of such securities was not underwritten.


Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 -- Financial Data Schedule.

         (b)      No Reports on Form 8-K were filed during this period


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCESS POWER, INC.


By:  /s/ Glenn A. Smith                           Date: May 9, 2000
    --------------------------------
      Glenn A. Smith
      President




  /s/ Howard L. Kaskel                            Date: May 9, 2000
------------------------------------
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number                Description
-------               -----------

  27                  Financial Data Schedule