Form 10QSB
period 2000-06-30
ACCESS POWER INC
filed 2000-08-14
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X]                 Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

[_]                Transition Report Under Section 13 or 15(d) of
   The Exchange Act For the Transition Period from ___________ to ___________

                     Commission File Number 000-____________


                               Access Power, Inc.
                               ------------------
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

     At August 1, 2000, there were issued and outstanding 43,275,555 shares of common stock, par value $0.001.

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                   ---      ---

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    As of June 30, 2000 and December 31, 1999

                                    ASSETS                                         30-JUN         DECEMBER 31,
                                    ------                                          2000              1999
                                                                                    ----              ----
                                                                                 (unaudited)
Current assets:
     Cash                                                                        $ 546,392          $ 213,885
     Accounts receivable                                                           181,058            179,410
     Notes receivable                                                              415,600            456,000
     Prepaid expense                                                               414,856            263,638
     Inventory                                                                      21,800             21,800
                                                                              -------------     --------------
              Total current assets                                               1,579,706          1,134,733
                                                                              -------------     --------------

Property and equipment, net                                                        588,571            439,656

Other assets                                                                        10,000             12,000
                                                                              -------------     --------------
              Total assets                                                      $2,178,277        $ 1,586,389
                                                                              =============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                       $ 473,436          $ 683,011
     Notes payable                                                                       -            168,956
                                                                              -------------     --------------
              Total current liabilities                                            473,436            851,967
                                                                              -------------     --------------

Long - term debt, less current portion                                                   -            207,484
Convertible debentures                                                           2,255,000            750,000
                                                                              -------------     --------------

              Total liablities                                                   2,728,436          1,809,451
                                                                              -------------     --------------

Stockholders' equity:
     Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 41,293,233 and 31,248,253 shares
          in 2000 and 1999                                                          41,294             31,249
     Preferred stock, $.001 par value, authorized 10,000,000 shares,
          issued and outstanding none and 3952 shares in 2000 and 1999                   -                  4
     Additional paid in capital                                                  6,752,636          4,746,709
     Deficit accumulated during the development stage                           (7,344,089)        (5,001,024)
                                                                             --------------     --------------
              Total stockholders' equity                                          (550,159)          (223,062)
                                                                             --------------     --------------

              Total liabilities and stockholders' equity                        $2,178,277        $ 1,586,389
                                                                             ==============     ==============

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

       For the six months ended June 30, 2000 and 1999 and the cumulative period from October 10, 1996 (date of inception) through June 30, 2000

                                                                                                            FOR THE PERIOD
                                                                                                           OCTOBER 10, 1996
                                                                         2000                1999               THROUGH
                                                                     (unaudited)                             JUNE 30, 2000
                                                                  ----------------   ----------------     -------------------
Cash flows from operating activities:
     Net loss                                                      $ (2,343,065)       $ (1,178,096)          $ (7,344,089)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                                102,525             162,817                655,667
           Loss on disposal of property and equipment                       -                 6,880                 33,341
           Stock issued for services                                     47,000             264,983                874,924
           Stock issued for interest                                     26,748              14,000                 46,729
           Change in operating assets and liabilities:                                                                 -
                Accounts receivable                                      (1,648)            (21,475)              (181,058)
                Accounts payable and accrued expenses                  (209,571)            483,016                991,382
                Other assets                                           (151,218)                -                 (438,022)
                Inventory                                                   -                 2,640                (21,800)
                                                                   ------------        ------------           ------------
                     Net cash used in operating activities           (2,529,229)           (265,235)            (5,382,926)
                                                                   ------------        ------------           ------------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                           -                10,050                 52,320
     Purchase of property and equipment                                (249,441)            (36,502)            (1,840,160)
     Note receivable                                                     40,400            (506,909)              (415,600)
                                                                   ------------        ------------           ------------

                     Net cash used in investing activities             (209,041)           (533,361)            (2,203,440)
                                                                   ------------        ------------           ------------

Cash flows from financing activities:
     Proceeds from issuance of stock                                  1,942,217             907,700              5,872,274
     Proceeds from issuance of notes payable                          3,300,000              72,804              5,005,025
     Principal payments on notes payable                             (2,171,440)            (57,500)            (2,744,541)
                                                                   ------------        ------------           ------------

                     Net cash provided by financing activities        3,070,777             923,004              8,132,758
                                                                   ------------        ------------           ------------

                     Net change in cash                                 332,507             124,408                546,392

Cash, at beginning of period                                            213,885              33,156                    -
                                                                   ------------        ------------           ------------

Cash at end of period                                              $    546,392        $    157,564           $    546,392
                                                                   ============        ============           ============

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

           For the three months and six months ended June 30, 2000 and
              1999 and the cumulative period from October 10, 1996
                    (date of inception) through June 30, 2000
                                   (unaudited)

                                                                                                                  FOR THE PERIOD
                                                                                                                 OCTOBER 10, 1996
                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,          THROUGH
                                                2000              1999             2000             1999          JUNE 30, 2000
                                            --------------   ---------------   --------------   -------------   -------------------

Revenue:
    Software/hardware sales                  $        -        $      1,550     $        -       $     8,400        $    223,881
    Telcommunication services                     108,556            11,700          254,167          19,400             478,287
                                             ------------      ------------     ------------     -----------        ------------
                                                                                                                             -
          Total revenue                           108,556            13,250          254,167          27,800             702,168
                                             ------------      ------------     ------------     -----------        ------------
                                                                                                                             -
Costs and expenses:                                                                                                          -
     Cost of sales                                    -                 585              -             2,640             164,605
     Product development and marketing            754,298           418,254        1,406,871         645,593           3,191,764
     General and administrative                   508,372           284,989        1,152,249         546,283           4,504,356
                                             ------------      ------------     ------------     -----------        ------------

          Total costs and expenses              1,262,670           703,828        2,559,120       1,194,516           7,860,725
                                             ------------      ------------     ------------     -----------        ------------

Loss from operations                           (1,154,114)         (690,578)      (2,304,953)     (1,166,716)         (7,158,557)

Other income (expense):
     Interest income                                  -                 -                -               -                 2,295
     Interest expense                             (17,501)           (3,248)         (38,112)         (4,500)           (180,947)
     Loss on disposal of equpiment                    -                 -                -            (6,880)             (6,880)
                                             ------------      ------------     ------------     -----------        ------------

          Total other income (expense)            (17,501)           (3,248)         (38,112)        (11,380)           (185,532)
                                             ------------      ------------     ------------     -----------        ------------

          Net loss                           $ (1,171,616)     $   (693,826)    $ (2,343,065)    $(1,178,096)       $ (7,344,089)
                                             ============      ============     ============     ===========        ============
          Net loss per share                      $ (0.03)          $ (0.03)         $ (0.07)        $ (0.06)            $ (0.37)
                                             ============      ============     ============     ===========        ============

          Weighted average number of shares    39,189,807        25,825,159       37,639,055      20,457,552          19,968,684
                                             ============      ============     ============     ===========        ============

A. BASIS OF PRESENTATION --------------------- Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS REPORT.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our ability to obtain financing on acceptable terms to finance our operations and growth strategy, acceptance of our technology and services in the market place, telecommunications industry trends towards solutions not addressed by our business, increasing competition in the information technology services market, the ability to hire, train and retain sufficient qualified personnel, and the ability to develop and implement operational and financial systems to manage our growth.

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

     Our Internet protocol telephony gateway network allows us to offer competitive call rates while providing premium communications features. Access Power products and services are based on PC-to-PC, PC-to-Phone, and Phone-to-Phone communications. Customers anywhere in the world can use a PC and software obtained from us to place unlimited calls to telephones anywhere in the United States, Canada, and Puerto Rico for $10 per month or $20 per month to those countries as well as twelve European countries. In addition, customers in the United States can make unlimited calls from their telephone to another telephone anywhere in the continental United States for $49 per month and call anywhere in Alaska, Hawaii, Canada, and the United Kingdom for 7 cents per minute. Calls to over fifty other countries are 29 cents per minute.

     We are a reseller of third party PC telephone software called Internet Phone and "e-button." The e-button is an icon residing on a Web site that connects a consumer browsing a Web page to a company's call center. This technology allows corporate customers to voice-activate their Web site, connecting consumers directly with sales departments, customer service, or technical support.

     While in our start-up and current development stages, we tested and preliminarily introduced certain products and services, new to both the communications industry and us. To date, we have not realized revenues from sales of any products or services in amounts necessary to support all of our cash operating needs.

EXPANSION PLANS

     We have developed a new service called FreeWebCall.com, which began during the third quarter of 2000. FreeWebCall.com provides customers with free PC-to-phone and PC-to-PC calling. The PC-to-PC service is global and the network will initially support PC-to-phone calls from anywhere in the world to a regular phone in the United States, Canada, or the United Kingdom. We sell advertisements and display them to our customers while they log-in to the network and use the service for their long distance calling.

     We intend to expand our network and customer base internationally through affiliates and other business relationships, such as the relationship defined by our agreement with Lycos-Bertelsmann. We believe such expansion will increase our revenues without causing us to incur significant capital expenditures.

SOFTWARE SALES

     To date, we have realized only small revenues from the resale of software to our customers, and we do not expect such sales to become a significant source of profit in the future.

MARKETING

     Currently, our sales initiative is directed toward FreeWebCall.com and Net.Caller PC-to-Phone service customers. FreeWebCall.com will be promoted by a major advertising campaign managed by an outside advertising agency. The initial campaign will include radio, billboard, and web-site advertising in major markets and on major sites. Our Net.Caller marketing efforts focus on business and marketing partnerships such as with Internet Service Providers ("ISPs") and aggregating a strong community of affiliates who display one of the Net.Caller banner ads on their web site soliciting the viewer to order Net.Caller. We pay the affiliate a commission based on customers who order Net.Caller from the affiliate's web site.

RAISING CAPITAL

     We sold 6% convertible debentures in the amount of $800,000 in January of 2000 and $2,500,000 in February of 2000 to an investor. In addition, the investor purchased a warrant to purchase an additional $2,500,000 of debentures on the same terms.

PERIOD ENDED JUNE 30, 2000 COMPARED TO PERIOD ENDED JUNE 30, 1999

     REVENUES AND COSTS OF REVENUES. Revenues increased $95,306 from $13,250 to $108,556 in the three months ended June 30, 2000 compared to the same period in 1999. Revenues increased $226,367 to $254,167 from $27,800 in the six months ended June 30, 2000 compared to the prior year. These increases were the result of sales of our Net.caller checkservice which we began to offer April of 1999. Software sales decreased from $1,550 to zero and $8,400 to zero in the three and six months periods ended June 30,2000 compared to the prior year because we concentrated on providing our Net.Caller service instead of reselling software.

     EXPENSES. Product development and marketing expenses were $754,298 for the three months ended June 30, 2000, an increase of $336,044, or 80%, from $418,254 for the same three months of the prior year. Telephone charges represented $237,949 of this increase and marketing and public/investor relations represented $147,742 of this increase. For the six months ended June 30,2000, product development and marketing increased $750,918, or 118%, to $1,406,871. Telephone charges represented $521,270 and marketing and public/investor relations represented $226,758 of this increase. General and administrative expenses increased $223,383, or 78%, to $508,372 in the three months ended June 30, 2000 from $284,989 for the same period in the prior year. Payroll and outside staffing services represented $205,909 of this increase. For the six months ended June 30,2000, general and administrative expenses increased $605,966, or 111%, to $1,152,249. Payroll and outside staffing represented $231,744 of this increase and finder's fees on the capital raises accounted for $350,000 of the increase.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, we have raised approximately $5,872,274 from the sale of common stock and preferred stock, and we have borrowed approximately $5,005,025 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

     We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through June 30, 2000. We realized negative cash from operating activities for the six months ended June 30, 2000 of ($2,529,229) compared to negative cash from operating activities of ($265,235), primarily due to higher net loss and faster payments to vendors than previously. Investing activities for the period from inception through June 30, 2000 consisted primarily of equipment purchases to build out the network. Investing activities in equipment in the six months ended June 30, 2000 were $249,441 and were negligible in the same period ended June 30, 1999.

     The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

     We expect to invest approximately $4,000,000 over the next twelve months in capital equipment and software for network expansion. We are performing ongoing cost benefit analysis to ensure that any existing underutilized equipment is made available for redeployment to delay the necessity to acquire new equipment.

     We raised $100,000 in November of 1998 from the sale of 100 shares of Series A Preferred Stock for $1,000 per share. In connection with this sale, we also issued 60,587 shares of common stock as a finder's fee and recognized expense of $19,878 and an increase in capital stock of a like amount. We secured the services of an investment banker during December of 1998. To retain the services and conserve cash, we issued 30,000 shares of stock and recognized an expense of $10,000 and an increase to capital stock of the same amount.

     We raised $25,000 in December of 1998 from the sale of 25 shares of Series A Preferred Stock for $1,000 per share. In connection with this sale, we also paid a professional service fee of $2,000 in cash.

     We raised $75,000 in January of 1999 from the sales of an aggregate of 75 shares of Series A Preferred Stock for $1,000 per share. In connection with one of these sales, we also issued 27,777 shares of common stock as a finder's fee and recognized expense of $7,500 and an increase to capital stock of the same amount. We received $150,000 as a good faith deposit with the letter of intent and issued 1,500,000 shares of common stock in return to the investor.

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

     Our financing activities for the six months ended June 30, 2000, provided a net total of $3,070,777. Cash at the end of that period was $546,392. As of August 1, 2000, we had cash of $341,388 and working capital of $872,690.

     The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for international expansion through business relationships.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27        Financial Data Schedule.

         (b)      No Reports on Form 8-K were filed during this period

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCESS POWER, INC.


By: /s/ Glenn A.  Smith                              Date: August 10, 2000
---------------------------
   Glenn A.  Smith
   President


  /s/ Howard L.  Kaskel                              Date: August 10, 2000
----------------------------
Howard L.  Kaskel
Chief Financial Officer
(principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.              DESCRIPTION
-----------              -----------

    27                   Financial Data Schedule