Form 10QSB
period 2000-09-30
ACCESS POWER INC
filed 2000-11-14
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2000

Commission File Number 333-34946

Access Power, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Florida	59-3420985
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

  10033 Sawgrass Dr., W, Ponte Vedra Beach, FL 32082
(Address of principal executive office)   (Zip Code)

Issuer's telephone number, including area code: (904) 273-2980

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X          No

       At November 1, 2000, there were issued and outstanding 51,157,242 shares of common stock, par value $0.001.

       Transitional Small Business Disclosure Format (check one): Yes            No   X

ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of September 30, 2000 and December 31, 1999

Assets	September 30,	December 31,
	2000	1999
	(unaudited)

Current assets:
Cash	$185,830	$213,885
Accounts receivable	134,304	179,410
Notes receivable	415,600	456,000
Prepaid expenses	673,359	263,638
	21,800	21,800

Total current assets	1,430,893	1,134,733

Property and equipment, net	673,658	439,656

Other assets	9,000	12,000
Total assets	$2,113,551	$1,586,389
	=================	===============

Liabilities And Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,175,390	$683,011
Current portion of long-term debt	-	168,956
Total current liabilities	1,175,390	851,967

Long - term debt, less current portion	--	207,484
Convertible debentures	625,000	750,000

Total liablities	1,800,390	1,809,451

Stockholders' equity:
Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 49,827,647 and 31,248,253 shares
in 2000 and 1999	49,816	31,249
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none and 3,952 shares in 2000 and 1999		4
Additional paid in capital	8,891,583	4,746,709
Deficit accumulated during the development stage	(8,628,238)	(5,001,024)
Total stockholders' equity	313,161	(223,062)
Total liabilities and stockholders' equity	$2,113,551	$1,586,389
	=================	===============

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999 and the cumulative period from October 10, 1996 (date of inception) through September 30, 2000

			For the period
			October 10, 1996
	2000	1999	through
	(unaudited)		September 30, 2000
Cash flows from operating activities:
Net loss	$(3,627,214)	$(1,727,216)	$(8,628,238)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	153,788	244,229	706,929
Loss on disposal of property and equipment	-	6,880	33,341
Stock issued for services	161,200	234,983	1,036,124
Stock issued for interest	76,927	14,000	103,048
Change in operating assets and liabilities:
Accounts receivable	45,106	(67,877)	(185,176)
Accounts payable and accrued expenses	492,379	407,876	1,742,170
Other assets	(409,721)	(151,138)	(696,525)
Inventory	-	2,955	(21,800)
Net cash used in operating activities	(3,107,535)	(1,035,308)	(5,910,127)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	10,050	52,320
Purchase of property and equipment	(384,790)	(48,862)	(1,973,521)
Note receivable	40,400	(427,409)	(415,600)

Net cash used in investing activities	(344,390)	(466,221)	(2,336,801)

Cash flows from financing activities:
Proceeds from issuance of stock	3,169,220	1,411,200	7,802,274
Proceeds from issuance of notes payable	3,600,000	1,072,804	5,305,025
Principal payments on notes payable	(3,345,350)	(130,440)	(4,674,541)

Net cash provided by financing activities	3,423,870	2,353,564	8,432,758

Net change in cash	(28,055)	852,035	185,830

Cash, at beginning of period	213,885	33,156	-

Cash at end of period	$185,830	$885,191	$185,830
	===========	==========	=============

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months and six months ended September 30, 2000 and 1999 and the cumulative period from October 10, 1996 (date of inception) through September 30, 2000
(unaudited)
					For the period
					October 10, 1996
	Three months ended September 30,		Nine months ended September 30,		through
	2000	1999	2000	1999	September 30, 2000

Revenue:
Software/hardware sales	$ -	$ 1,050	$ -	$ 9,450	$ 223,881
Telcommunication services	66,709	50,599	320,876	69,999	544,996

Total revenue	66,709	51,649	320,876	79,449	768,877

Costs and expenses:
Cost of sales	-	315	-	2,955	164,605
Product development and marketing	904,129	205,444	2,311,000	851,037	4,095,893
General and administrative	390,385	391,859	1,542,634	938,142	4,894,741

Total costs and expenses	1,294,514	597,618	3,853,634	1,792,134	9,155,239

Loss from operations	(1,227,805)	(545,969)	(3,532,758)	(1,712,685)	(8,386,362)

Other income (expense):
Interest income	-	(318)	-	(7,198)	2,295
Interest expense	(56,344)	(2,833)	(94,456)	(7,333)	(237,291)
Loss on disposal of equipment	-	-	-	-	(6,880)

Total other income (expense)	(56,344)	(3,151)	(94,456)	(14,531)	(241,876)

Net loss	$ (1,284,149)	$ (549,120)	$(3,627,214)	$ (1,727,216)	$ (8,628,238)
	==========	===========	=========	==========	==============
Net loss per share	$ (0.03)	$ (0.02)	$ (0.09)	$ (0.07)	$ (0.40)
	==========	===========	=========	==========	==============
Weighted average number of shares	43,971,501	31,386,691	39,749,871	24,126,030	21,815,055
	==========	============	=========	==========	==============

Basis of Presentation

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Statements

       The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our ability to obtain financing on acceptable terms to finance our operations and growth strategy, acceptance of our technology and services in the market place, telecommunications industry trends towards solutions not addressed by our business, increasing competition in the information technology services market, the ability to hire, train, and retain sufficient qualified personnel, and the ability to develop and implement operational and financial systems to manage our growth.

       Please review our discussion of factors affecting forward looking statements found in our report on Form 10-K for the year ended December 31, 1999.

Plan of Operation

Overview

       Access Power, Inc. was formed in 1996 to offer Internet-based communications products and services in the U.S. and international markets. We are creating an Internet telephony network to provide voice and multimedia communications services, more commonly referred to as Internet protocol telephony. From our inception, we have devoted most of our efforts to technical analysis, development, procurement, implementation, testing, and the establishment of the corporate and technical policies and procedures necessary to support our business requirements. We are a development stage operation.

       Our Internet protocol telephony gateway network allows us to offer competitive call rates while providing premium communications features. Access Power products and services are based on PC-to-PC, PC-to-Phone, and Phone-to-Phone communications. We are a reseller of third party PC telephone software, which we resell under the names Internet PhoneTM and the e-buttonTM.

       While in our start-up and current development stages, we tested and preliminarily introduced certain products and services, new to both the communications industry and us. To date, we have not realized revenues from sales of any products or services in amounts necessary to support all of our cash operating needs.

Expansion Plans

       We believe we must expand our network capacity and our customer base to achieve profitability. We intend to expand our network and customer base internationally through affiliates and other business relationships, such as the relationship defined by an agreement we have with Lycos-Bertelsmann.

       The launch of FreeWebCall.comTM in August of 2000 is expected to be the start of a significant development and expansion for us. This Web-based application is part of our Advanced Communications for Access Power® network. We plan to initiate an advertising campaign in late 2000 to increase brand recognition of FreeWebCall.com.

Software Sales

       To date, we have realized only small revenues from the resale of software to our customers, and we do not expect such sales to become a significant source of profit in the future. During the next year, however, we intend to continue marketing the e-button software, and we expect to realize revenues from those sales.

Marketing

       We have recently begun our effort to market our products and services. We have implemented a public relations and marketing campaign along with establishing arrangements with Web-based communications portals.

Raising Capital

       We sold 6% convertible debentures in the amount of $800,000 in January of 2000 and $2,500,000 in February of 2000 to an investor. In addition, the investor purchased a warrant to purchase an additional $2,500,000 of convertible debentures on the same terms, of which the investor has recently exercised and purchased $300,000 in debentures.

Period ended September 30, 2000 compared to period ended September 30, 1999

       Revenues and costs of revenues. Revenues increased $15,060 from $51,649 to $66,709 in the three months ended September 30, 2000 compared to the same period in 1999. Revenues increased $241,427 to $320,876 from $79,449 in the nine months ended September 30, 2000 compared to the prior year. These increases were the result of sales of our Net.Caller service, which we began to offer April of 1999. Software sales decreased from $1,050 to zero and $9,450 to zero in the three and nine months periods ended September 30, 2000 compared to the prior year because we concentrated on providing our Net.Caller service instead of reselling software.

       Expenses. Product development and marketing expenses were $904,129 for the three months ended September 30, 2000, an increase of $698,685, or 340%, from $205,444 for the same three months of the prior year. Telephone and gateway charges represented $573,460 of this increase and advertising and public/investor relations represented $115,235 of this increase. For the nine months ended September 30,2000, product development and marketing increased $1,459,963 or 172%, to $2,311,000. Telephone charges represented $1,073,783 and marketing and public/investor relations represented $361,913 of this increase. These increases were the result of the Net.Caller service that we began to market in April 1999. General and administrative expenses decreased $1,474, to $390,385 in the three months ended September 30, 2000 from $391,859 for the same period in the prior year. Payroll and outside staffing services increased $45,502, legal fees increased $43,192 offset by a $100,000 decrease in finders fees. For the nine months ended September 30,2000, general and administrative expenses increased $604,492, or 64%, to $1,542,634. Payroll and outside staffing represented $277,245 of this increase and finder's fees on the capital raises accounted for $250,000 of the increase.

Liquidity and Capital Resources

       Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, we have raised approximately $7,802,274 from the sale of common stock and preferred stock, and we have borrowed approximately $5,305,025 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

       We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through September 30, 2000. We realized negative cash from operating activities for the nine months ended September 30, 2000 of ($3,107,535) compared to negative cash from operating activities of ($1,035,308) for the nine months ended September 30, 1999, primarily due to higher net loss. Investing activities for the period from inception through September 30, 2000 consisted primarily of equipment purchases to build out the network. Investing activities in equipment in the nine months ended September 30, 2000 were $384,790 and compared to $48,862 in the same period ended September 30, 1999.

       The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for expansion through affiliations and other business relationships.

       We expect to invest approximately $5,000,000 over the next twenty-four months in capital equipment and software for network expansion if we obtain a funding source.

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

       In April of 1999, we issued 512,000 shares of common stock in exchange for a debt repayment and the interest due on the debt. In September of 1999, we issued $1,000,000 of 6% convertible debentures. In a series of private transactions, we issued $200,000 of 6% convertible debentures in December of 1999, $800,000 of 6% convertible debentures in January of 2000, $2,500,000 of 6% convertible debentures in February of 2000, $200,000 of 6% convertible debentures in August 2000, and $100,000 of 6% convertible debentures in September 2000. In September, 2000, we issued 620,000 unregistered shares of our common stock to Continental Credit and Equity Corporation, our investor relations firm, in return for services rendered.

       Our financing activities for the nine months ended September 30, 2000, provided a net total of $3,070,777. Cash at the end of that period was $185,830. As of November 6, 2000, we had cash of $111,578 and working capital of $ (41,820). If we are unable to raise capital in the future to finance our operating activities, we may not be able to continue operations.

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

ACCESS POWER, INC.

By:

/s/ Glenn A. Smith	Date: November 13, 2000
Glenn A. Smith
President and Chief Executive Officer
(principal executive officer)

/s/ Howard L. Kaskel	Date: November 13, 2000
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)