Form 10KSB40
period 2000-12-31
ACCESS POWER INC
filed 2001-04-02
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

           /X/    Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

           / /    Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        Commission File Number ___-_____

                               ACCESS POWER, INC.
                 (Name of Small Business Issuer in its Charter)

                 Florida                                 59-3420985
  -------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

               10033 Sawgrass Dr., W, Ponte Vedra Beach, FL 32082
   -------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

State issuer's revenues for its most recent fiscal year.  $341,370

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 16, 2001 there were 74,358,413 shares of Common Stock outstanding held by non-affiliates of the issuer, with an aggregate value of $4,461,504.78 (based upon a value of $0.06 per share, the average of the high and low bid price of the Common Stock on March 16, 2001)

         At March 16, 2001, there were issued and outstanding 87,527,913 shares of Common Stock.

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

INDUSTRY BACKGROUND

         Historically, long distance telephone services have been offered through public switched telephone networks using traditional telephone lines, a well-established and quality service. In recent years, however, the Internet's developing technologies, unprecedented popularity, and commercialization have accelerated the integration of technologies involving computers and telephones. This commercial integration has led to a new sector in the communications industry, generally referred to as computer telephony or Internet telephony, that has developed a less expensive and more workable method of telecommunication over the Internet. Companies that offer Internet telephony services and products are generally referred to as Internet telephony service providers. Because the global marketplace is becoming familiar with the Internet and its value as a communications mechanism, companies have invested millions of dollars to develop new and enhanced applications to improve the service quality and lower implementation costs of Internet telephony.

         Internet telephony is superior to traditional long distance telephone services in several ways. First, voice and message traffic through Internet telephony systems is less expensive than traditional telephone systems because Internet telephony services are not subject to the tariffs affecting traditional telephone services. Also, the Internet protocol telephony network routes transmissions using packetized switching that is less expensive to deploy and allows for more efficient use of the capacity that exists in the communications infrastructure. Second, Internet protocol telephony has superior capability than traditional telecommunications technology for innovative features such as interactive document and data sharing and multi-media data transmissions.

         New applications of voice-over-Internet services are being developed every day. The cost of computer processing is decreasing and customer demand is increasing. Internet protocol systems are more economical, have more features, and may become more reliable than traditional telephone services, and may allow companies to communicate better with their customers, employees, and vendors.

THE ACCESS POWER SOLUTION

         We are developing our Internet-based telephony network, Access Power Advanced Communications(R), and services, FreeWebCall.com(TM) and e-button(TM), to provide a domestic and international communications network that allows customers to place calls through the Internet using traditional telephones and PCs. Unlike traditional switch-based telephone systems, we use the Internet as the backbone to complete the long distance connection, thereby eliminating the tariff fees associated with long distance carriers and providing a less costly alternative to traditional long distance telephone lines.

PRODUCTS AND SERVICES

         Access Power Advanced Communications integrates traditional telephone functions with advanced Internet-based communications technology. This service enables users to communicate over the Internet from a PC to a telephone with a significant reduction in costs over traditional telephony. Through this service, a user can place long distance telephone calls from a PC anywhere in the world over the Internet to telephones in any area where Access Power terminates calls. Currently, we have such service available for calls to telephones in the United States.

         Our FreeWebCall.com customers' experience is supported by a standards based solution featuring Microsoft's NetMeeting software, Cisco Systems hardware, and state of the art network services from Sprint. To complement our other consumer services, we offer our customers regular long distance telephone service by referring FreeWebCall.com subscribers and site visitors to purchase calling cards from Global On-line Telecom.

FREEWEBCALL.COM(TM)

         FreeWebCall.com was launched August 1, 2000. It is a sponsor-subsidized Internet Protocol telephony service whose subscribers enjoy unlimited, free calling from their Windows-based PC to any telephone in the United States. We are developing additional features to enable our subscribers to make free PC-to-PC calls and to participate in video conferencing, text chat, file sharing, program sharing, and whiteboard collaboration, which we plan to implement this year. FreeWebCall.com customers register for service and log-in to use the service at the FreeWebCall.com Website.

E-BUTTON(TM)

         The e-button software provides electronic commerce benefits to any company with a traditional call-center. This technology allows consumers viewing a company's web site to click the e-button icon, which will instantly dial a designated representative of that company, usually someone providing sales or support services. This technology allows corporate customers to voice-activate their Website, providing faster and more effective sales, customer service, or technical support.

STRATEGY

         We believe a significant commercial opportunity is emerging from the application of Internet-based products and services to the transmission of voice, video, and facsimile through the use of packetized Internet protocol networks. Access Power's objective is to be one of the world's leading providers of international Internet protocol telephony products and services. Our strategy to achieve that objective includes the provision of free Internet telephony products and services through FreeWebCall.com, the exploitation of new technology including FreeWebCall.com, and e-button; and the continued
development of enhanced products and services that utilize our international Internet protocol telephony network. We intend to capitalize on our officers' and principal employees' extensive backgrounds to develop unique services that differentiate us from our competitors and that enhance our customers' communications experience.

ENHANCE FREEWEBCALL.COM(TM)

         The launch of FreeWebCall.com expanded our service offering and provides free long distance service to our consumers. FreeWebCall.com revenue is generated by displaying advertising at the site and by receiving commissions on the sale of the products and services of other companies that are advertised and promoted on the FreeWebCall.com website. Subscribers call from their Windows-based PCs to any telephone in the United States. Additionally, we plan to develop technology that will allow customers to make free PC-to-PC calls and participate in video conferencing, text chat, file sharing, program sharing, and whiteboard collaboration.

LEVERAGE THE LOW OPERATING COSTS OF OUR NETWORK

         Internet protocol telephony calls are treated as data communications and are not subject to the expensive access fees to which standard long-distance calls are subjected. This is especially significant when it comes to international calls, where extra fees can be a significant addition to the cost of a call. Our technology enables us to offer international calling at reduced costs to customers.

         We believe that the future of telecommunications is in the value of the enhanced services a provider offers and that long-distance telephony as we know it today will become a low-priced commodity. We believe that this premise will propel Internet telephony into the mainstream of communications. Internet telephony by definition operates within computers, a medium that allows for the development of sophisticated user applications that will differentiate Internet protocol telephony from traditional telephony systems.

         Some providers are now offering free long distance calling and are supporting that business with revenues from sponsors and advertisers. We have entered that sector of the market with FreeWebCall.com. Some of the providers that entered the free, sponsor-based market have since modified their business plan to offer low cost calling or free calling on a limited usage basis.

CUSTOMER SERVICE

         We believe customer service is one of our greatest strengths. Our customer service organization's leadership team consists of professionals who have managed customer care for demanding companies.

         Access Power's operations and customer service includes a call center and e-mail response as well as the mailing of correspondence. The call handling customer support systems have been developed in-house and reside on our Website. The representative and the customer may jointly access our home page for information on topics of interest.

SALES AND MARKETING

         Our  market  includes   consumer  and  commercial   users  of  advanced
communications products and services and users of the Internet.

         Our current sales initiative is directed toward customer acquisition for our FreeWebCall.com service. We received over 225,000 subscriptions for FreeWebCall.com in 2000 and an aggregate of approximately 455,000 subscriptions as of March 26, 2001. The subscribers were generated mainly by associations with banner advertisement aggregators, marketing associations, and word of mouth.

         The target market for our PC-to-Phone service is the worldwide Internet user base. Nua Ltd. estimates that the number of worldwide users on-line will increase from approximately 98 million in 1997 to approximately 350 million by 2005. Neilsen Net Ratings measurements found that approximately 144 million people surfed the Web from home in July 2000, 35% more than the same period in 1999. The same study showed that from July 1999 to July 2000 the time people spent on the Internet increased by 26%. The International Telecommunications Union reports that during 2000, the 1.5 billion telephone users worldwide transmitted one in 33 of their global phone calls using the Internet. The ITU estimates that by 2004, 40% of calls will be web-based.

         e-button is sold to businesses that have a Website and call center. According to Yahoo!, as of September 6, 2000, there were over 575,000 business-oriented Websites worldwide. Some of these businesses also have a call center for customer service, sales, or technical support. We aim to capture a significant portion of this business market for sales of the e-button(TM) product.

EMPLOYEES

     As of March 1, 2001 the Company retained 13 full time employees.


ITEM 2.  PROPERTY

     The Company headquarters, executive offices and customer service center are located in facilities consisting of approximately 3,003 square feet in a 13,500 square foot office building in Ponte Vedra Beach, Florida. The three-year lease on the space started September 1997 and includes two successive extension options and first right of refusal on 2,000 square feet of vacant contiguous space. The Company will pay approximately $5,000 per month rent under this lease during 2001. The Company believes the office space is adequate for its current needs and could easily be replaced with other suitable accommodations.

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

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter and quoted on the Bulletin Board under the symbol "ACCR" on a limited and sometimes sporadic basis. Quoting began in December 1997. The reported high and low bid prices for the Common Stock are shown below for the period through December 31, 2000. The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions. As of March 16, 2001, there were approximately 314 stockholders of record of the Common Stock.

                                                           BID
                                                           ---

                                                    LOW          HIGH
                                                    ---          ----

       2000
       First Quarter . . . . . . . . . . . .       $0.37        $3.47
       Second Quarter  . . . . . . . . . . .       $0.43        $1.43
       Third Quarter . . . . . . . . . . . .       $0.22        $0.47
       Fourth Quarter  . . . . . . . . . . .       $0.09        $0.29

       1999
       First Quarter                               $0.08        $0.33
       Second Quarter  . . . . . . . . . . .       $0.12        $1.56
       Third Quarter . . . . . . . . . . . .       $0.79        $0.30
       Fourth Quarter  . . . . . . . . . . .       $0.97        $0.20

         In January of 2000, we sold 6% convertible debentures in the amount of $800,000 and $2,500,000 in February of 2000 to an investor. In addition, the investor purchased a warrant to purchase an additional $2,500,000 of convertible debentures on the same terms, of which the investor has recently exercised and purchased $300,000 in debentures. Exemption from registration for this issuance is claimed under Section 4(2) of the Securities Act of 1933.

         In September 2000, we issued 620,000 shares of Common Stock to the investor relations consulting firm used by us. Exemption from registration for this sale is claimed under Rule 506 of Regulation D of the Securities Act of 1933.

         In November 2000, we issued 50,000 shares of Common Stock to a potential investor to reimburse for his due diligence efforts in connection with a transaction we decided not to pursue. Exemption from registration for this sale is claimed under Rule 506 of Regulation D of the Securities Act of 1933.

         In November 2000, we entered into an investment agreement and related documents with Grandview Court, LLC, an accredited investor, as further described in this registration statement. Pursuant to this investment agreement, we agreed to sell to the investor $30 million of our common stock in return for cash. Exemption from registration for this sale is claimed under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS DOCUMENT.

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

         Our Internet protocol telephony gateway network allows us to offer competitively-priced call rates while providing premium communications features. Our current products and services are based primarily on PC-to-Phone communications. The PC-to-Phone service is done through our FreeWebCall.com service. Customers anywhere in the world can use a PC to place unlimited calls to telephones anywhere in the United States free of charge. The service is supported by advertising and product offerings from various providers that are displayed to visitors and customers of FreeWebCall.com. Depending on the particular arrangement we receive payments for the advertising impressions that are displayed or sales commissions for purchases originating from our sites.

         Since FreeWebCall.com was launched August 1, 2000 the supply, demand, and pricing of Internet advertising has experienced fluctuations. The recent downward trending of on-line advertising has affected the development of the sponsor-based voice over internet business to the point that our FreeWebCall.com model is being analyzed for modifications. As of March 26, 2001, FreeWebCall.com had received approximately 455,000 subscriptions for the service.

         While in our start-up and current development stages, we tested and preliminarily introduced certain products and services, new to both the communications industry and us. To date, we have not realized revenues from sales of any products or services in amounts necessary to support all of our cash operating needs.

EXPANSION PLANS

         We believe we must expand our gateway network capacity and our customer base to achieve profitability. This expansion will be done in conjunction with the implementation of developments that will add further value to the customers of our services. Some of the developments will be low cost to us but intended to enhance the existing user experience within the free or low cost to consumer sponsor based model. Other add-ons are expected to be offered for additional charges. We are also working with various advertisers and suppliers to continue maximizing the opportunities presented by our growing site activity.

MARKETING

         Our current marketing focus is on FreeWebCall.com subscriber acquisition and the leveraging of the resultant activity by adding value to the subscriber experience and promoting or reselling various products and services. Subscriber acquisition is occurring primarily through developing relationships with on-line link distributors who display our advertisements at selected web-sites. The links refer Internet users to our site to join the service offering. Revenue is incurred through the relationships with advertising aggregators who display advertisements on our sites and through marketing associations with suppliers of various products and services displayed at our web-sites that we resell, in most cases for commissions.

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

         REVENUES AND COSTS OF REVENUES

         Total revenues for the twelve months ended December 31, 2000 increased $161,319 or 89.6% due to the increased marketing of our Net.Caller product that offered flat rate calling to any telephone in a number of countries from any PC worldwide. At year end the company was marketing FreeWebCall, a sponsor based PC to phone service in lieu of Net.Caller.

         EXPENSES

         Product development and marketing expenses were $2,718,106 in 2000 compared to $1,015,737 in 1999, an increase of $1,702,369 or 167.6%. Telephone network costs accounted for $1,155,683 of the increase and advertising and public relations associated with product marketing accounted for $449,060 of the increase. Depreciation and amortization expenses increased $62,494. General and administrative expenses were $2,504,206 in 2000 compared to $1,642,134 in 1999, and increase of $862,072 or 52.5%. Payroll, contract labor, and office staffing expenses accounted for $484,028 of the increase. Finders' fees increased $243,566 to $350,000 from $106,444, due to the increase in financing activities in 2000 compared to 1999, and the write off of receivables deemed not collectible accounted for $179,139 of the general and administrative increase.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

         REVENUES AND COSTS OF REVENUES

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

         EXPENSES

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

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, we have raised approximately $4,340,000 from the sale of common stock and preferred stock, and have borrowed approximately $3,713,000 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

         We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through December 31, 2000. We realized negative cash from operating activities for the twelve months ended December 31, 2000, of ($3,145,019) compared to negative cash from operating activities of ($2,228,236) primarily due to higher net loss offset by slower payments on accounts payable. Investing activities for the period from inception through December 31, 2000 consisted primarily of equipment purchases to build out the network. Investing activities in the twelve months ended December 31, 2000, were $589,879 compared to $464,023 during the twelve months ended December 31, 1999.

         The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services.

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

         We issued 512,000 shares of common stock in exchange for a debt repayment and the interest due thereon in April 1999. We issued 2,630,000 shares of common stock upon the exercise of employee stock options for $1,257,100 in 1999. We issued $1,000,000 of 6% convertible debentures in September of 1999 and $200,000 of 6% convertible debentures in December of 1999.

         We issued $800,000 of 6% convertible debentures in January of 2000, $2,500,000 of 6% convertible debentures in February of 2000, $200,000 of 6% convertible debentures in August of 2000, and $100,000 of 6% convertible debentures in September of 2000.

          Our financing activities for the twelve months ended December 31, 2000, provided a net total of $3,536,456. Cash at the end of that period was $15,452. As of March 16, 2000, we had cash of $184,000 and working capital of ($546,000).

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and the independent auditor's report are included in this report beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CENTRAL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE NET

         The executive officers and directors of the Company and their ages as of March 16, 2001 are as follows:

              Name                Age                Position
              ----                ---                --------

       Glenn A. Smith             45      President, Chief Executive Officer
                                           and Director
       Tod R. Smith               39      Chief Technology Officer, General
                                           Counsel and Director
       Maurice J. Matovich        41      Chief Operations Officer and Director
       Howard L. Kaskel           55      Chief Financial Officer

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual compensation for services in all capacities to the Company for the years ended December 31, 1998, 1999, and 2000 with respect to the Chief Executive Officer and the Chief Financial Officer (collectively, the "Named Executive Officers"):

                                                                                     Long-Term
                                                                                   Compensation
                                                Annual Compensation                   Awards
 Name and Principal Position        Year               Salary            Securities Underlying Options (#)
 ---------------------------        ----               ------            ---------------------------------

Glenn A. Smith                      2000              $96,000                        4,650,000
     Chief Executive Officer        1999               96,000                        4,700,000
                                    1998               96,000                         100,000

Howard Kaskel,                      2000              108,000                        1,093,000
     Chief Financial Officer        1999              113,750                        1,205,500
                                    1998               35,750                           --

STOCK OPTIONS

         The following table summarizes certain information regarding options to purchase Common Stock granted to the Named Executive Officers during the year ended December 31, 2000. The Company did not grant any stock appreciation rights in 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                    Number of Securities      Percent Of Total
                         Underlying         Options/SARs Granted
                    Options/SARs Granted      To Employees In       Exercise Or Base
      Name              Granted (#)             Fiscal Year            Price ($/Sh)       Expiration Date
      ----              -----------             -----------            ------------       ---------------
Glenn A. Smith                250,000             24.81%                    $0.51            05/10/10
Howard Kaskel                 187,500             18.61%                    $0.51            05/10/10

         The following table summarizes the number and value of unexercised options held by the Named Executive Officers as of December 31, 2000. The Chief Executive Officer did not exercise any options in the year ending December 31, 2000.

                          FISCAL YEAR-END OPTION VALUES

                      Number of Securities
                     Underlying Unexercised    Value of Unexercised In-The-Money
                   Options/SAR at FY-End (#)      Options/SARs at FY-End ($)
     Name          Exercisable/Unexercisable      Exercisable/Unexercisable
     ----          -------------------------      -------------------------

Glenn A. Smith            200,000 / 0                   Not Applicable
                        4,100,000 / 0                   Not Applicable
                          100,000 / 0                   Not Applicable
                          250,000 / 0                   Not Applicable
Howard Kaskel             150,000 / 0                   Not Applicable
                          518,000 / 0                   Not Applicable
                          232,000 / 0                   Not Applicable
                           37,500 / 0                   Not Applicable
                          187,500 / 0                   Not Applicable

(1) This value has been calculated based on the average of the last bid and asked price of the Common Stock as quoted on the Bulletin Board on December 31, 2000.

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

         As of the date of this 10-KSB, options to purchase an aggregate of 11,484,500 shares of Common Stock have been granted under the Plan and were outstanding, including options for 4,650,000 shares of Common Stock issued to Glenn A. Smith. Mr. Smith's options have an exercise price of $0.11 per share for 4,100,000 shares, $0.54 per share for 100,000 shares, $0.22 per share for 200,000 shares, and $0.51 for 250,000 shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 16, 2000, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group: The percentages below are calculated based upon 87,527,913 shares outstanding as of March 16, 2001.


   Name and Address of            Amount and Nature of       Percent of Shares
    Beneficial Owner*               Beneficial Owner           Outstanding**
    -----------------               ----------------           -------------

Glenn A. Smith, CEO                  7,176,500(1)                 7.79%
Tod Smith, CTO                       2,540,000(2)                 2.84%
Maurice Matovich, COO                2,146,000(3)                 2.40%
Howard L. Kaskel, CFO                1,307,000(4)                 1.47%
Bamboo Investors, LLC               51,659,562(5)                58.09%
         New York, NY

All Directors and Executive        13,169,500(6)                 13.57%
Officers as a Group (4 persons)
--------------------
*Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.
**Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(1) Includes 30,400 shares of Common Stock held for a minor child and 4,650,000 shares subject to presently exercisable options.
(2)      Includes 1,900,000 shares subject to presently exercisable options.
(3)      Includes 1,850,000 shares subject to presently exercisable options.
(4)      Includes   1,093,000  shares  of  Common  Stock  subject  to  presently exercisable options
(5) Includes 1,400,000 shares of Common Stock subject to presently exercisable warrants.
(6)      Please see footnotes (1) through (4).


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a)   Exhibits.   The  exhibits filed as part of this Annual report on Form
           --------    10-KSB are as listed below.

Exhibit
Number   Description of Exhibit
--------------------------------------------------------------------------------

3.1      Amended  Articles of  Incorporation  of Access  Power,  Inc.  (filed as
         Exhibit 3.1 to Access Power, Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 1999 (the "10-Q") and is hereby incorporated by reference)

3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to Access Power, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1999 (the "10-K") and is hereby incorporated by reference)

4.1      Form of common stock  Certificate of the  Registrant  (filed as Exhibit
         4.1 to the 10-K and is hereby incorporated by reference)

4.2 6% Convertible Debenture due September 30, 2001 (filed as Exhibit 4.2 to the 10-Q and is hereby incorporated by reference)

4.3      Warrant to purchase common stock, par value $0.001 per share, of Access
         Power,   Inc.  (filed  as  Exhibit  4.3  to  the  10-Q  and  is  hereby incorporated by reference)

4.4 Warrant to purchase common stock, par value $0.001 per share of Access Power, Inc. dated November 13, 2000 (filed as Exhibit 4.4 to Access Power. Inc.'s Registration Statement on Form SB-2 (File No. 333-51836 (the "2000 SB-2") and is hereby incorporated by reference)

10.1 International Master Franchise Agreement between Access Power, Inc. and Access Power Canada, Inc. (filed as Exhibit 10.1 to Access Power, Inc.'s Registration Statement on Form SB-2 (File No. 333-65069) (the "1999 SB-2") and is hereby incorporated by reference)

10.2 Access Power, Inc. Stock Option Plan (filed as Exhibit 10.2 to the 1999 SB-2 and is hereby incorporated by reference)

10.3 Amendment No. 1 to Stock Option Plan (filed as Exhibit 10.3 to the 1999 SB-2 and is hereby incorporated by reference)

10.4     Employment  Agreement  with Howard  Kaskel dated July 1, 1998 (filed as
         Exhibit 10.5 to the 1999 SB-2 and is hereby incorporated by reference)

10.5 Agreement to terminate Master Franchise Agreement between Access Power, Inc. and Access Power Canada, Inc. dated December 11, 1998 (filed as
         Exhibit 10.6 to the 1999 SB-2 and is hereby incorporated by reference)

10.6* Internet Telephony Services Agreement dated December 14, 1998, between Access Power, Inc. and Access Universal, Inc. (filed as Exhibit 10.7 to the 1999 SB-2 and is hereby incorporated by reference)

10.7 Office Lease Agreement between Douglas Partnerships II, and Access Power, Inc. dated August 1, 1997 (filed as Exhibit 10.9 to the 1999 SB-2 and is hereby incorporated by reference)

10.8 Retainer Agreement dated September 23, 1999, among Access Power, Inc., Tatum CFO Partners, LLP, and Howard Kaskel (filed as Exhibit 10.1 to the 10-Q and is hereby incorporated by reference)

10.9 Securities Purchase Agreement dated as of September 30, 1999, among Access Power, Inc., certain shareholders of Access Power, Inc. named therein, and Bamboo Investors, LLC (filed as Exhibit 10.2 to the 10-Q and is hereby incorporated by reference)

10.10 Warrant to purchase 6% Convertible Debentures and common stock warrants of Access Power, Inc. (filed as Exhibit 10.3 to the 10-Q and is hereby incorporated by reference)

10.11 Registration Rights Agreement, dated as of September 30, 1999, by and among Access Power, Inc. and Bamboo Investors LLC (filed as Exhibit
         10.4 to the 10-Q and is hereby incorporated by reference)

10.12 Share Exchange Agreement dated as of September 30, 1999 between Access Power, Inc. and each of Glenn Smith, Maurice Matovich, Howard Kaskel, and Tod Smith (filed as Exhibit 10.5 to the 10-Q and is hereby incorporated by reference)

10.13* Web services agreement as of August 6, 1999, between Access Power, Inc. and Lycos-Bertelsmann GmbH (filed as Exhibit 10.6 to the 10-Q and is hereby incorporated by reference)

10.14 Consulting Agreement dated as of October 4, 1999 between Access Power, Inc. and Northstar Advertising, Inc. (filed as Exhibit 10.7 to the 10-Q and is hereby incorporated by reference)

10.15 Investment Agreement between Access Power, Inc. and Grandview Court, LLC dated as of November 13, 2000 (filed as Exhibit 10.15 to the 2000 SB-2 and is hereby incorporated by reference)

10.16 Registration Rights Agreement between Access Power, Inc. and Grandview Court, LLC dated as of November 13, 2000 (filed as Exhibit 10.16 to the 2000 SB-2 and is hereby incorporated by reference)

10.17 Escrow Agreement between Access Power, Inc. and Grandview Court, LLC dated as of November 13, 2000 (filed as Exhibit 10.17 to the 2000 SB-2 and is hereby incorporated by reference)

10.18 Amendment to Lease and Guaranty Agreements between Access Power, Inc. and Maguire Land Corporation dated April 1, 2000

23.1     Consent of Kilpatrick Stockton, LLP

23.2     Consent of Parks, Tschopp, Whitcomb & Orr, dated December 14, 2000

24.1     Power of Attorney (included in Signature Page)

---------------------------
* Certain portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment.

                               ACCESS POWER, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


           FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000


Independent Auditors' Report................................................F-2

Balance Sheets at December 31, 2000 and 1999................................F-3

Statements of Operations for the years ended
   December 31, 2000 and 1999 and the cumulative
   period from October 10, 1996
   (date of inception) through December 31, 2000............................F-4

Statements of Stockholders' Equity for the years ended
   December 31, 2000 and 1999 and the period from
   October 10, 1996 (date of inception) through
   December 31, 2000........................................................F-5

Statements of Cash Flows for the years ended
   December 31, 2000 and 1999 and the cumulative period
   from October 10, 1996 (date of inception) through
   December 31, 2000........................................................F-6

Notes to Financial Statements...............................................F-7

PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
Certified Public Accountants
2600 Maitland Center Parkway
Suite 330
Maitland, Florida  32751


                     Independent Auditors' Report
                     ----------------------------



The Board of Directors
Access Power, Inc.:

We have audited the accompanying balance sheets of Access Power, Inc. (a development stage company) as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Power, Inc. (a development stage company) as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Parks, Tschopp, Whitcomb & Orr, P.A.


Maitland, Florida
March 13, 2001

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                                    ASSETS
                                                    ------

                                                                                       2000                  1999
                                                                                    -----------           -----------
Current assets:
Cash                                                                                   $ 15,452             $ 213,885
    Certificate of deposit                                                              100,000                     -
    Accounts receivable                                                                  56,312               179,410
    Notes receivable, stockholders                                                      402,315               456,000
    Prepaid expenses                                                                    560,993               263,638
    Inventory                                                                                 -                21,800
                                                                                    -----------           -----------
           Total current assets                                                       1,135,072             1,134,733
                                                                                    -----------           -----------
Property and equipment, net (note 2)                                                    721,724               439,656
Other assets                                                                              8,000                12,000
                                                                                    -----------           -----------
           Total assets                                                             $ 1,864,796           $ 1,586,389

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                             2,154,321               683,011
    Current portion of long-term debt                                                   112,576               168,956
                                                                                    -----------           -----------
           Total current liabilities                                                  2,266,897               851,967

Long-term debt, less current portion (note 3)                                                 -               207,484
Convertible debentures (note 4)                                                         210,000               750,000
                                                                                    -----------           -----------
           Total liabilities                                                          2,476,897             1,809,451
                                                                                    -----------           -----------
Stockholders' equity:
    Common stock, $.001 par value, authorized 100,000,000 shares, issued and
        outstanding 53,089,389 and 31,248,253 shares in 2000 and 1999                    53,087                31,249
    Preferred stock, $.001 par value, authorized 10,000,000 shares, issued and
        outstanding none and 3,952 shares in 2000 and 1999                                    -                     4
    Additional paid in capital                                                        9,322,891             4,746,709
    Deficit accumulated during the development stage                                 (9,988,079)           (5,001,024)
                                                                                    -----------           -----------
                                                                                       (612,101)             (223,062)
                                                                                    -----------           -----------
Commitments (notes 3 and 4)

           Total liabilities and stockholders' equity                               $ 1,864,796           $ 1,586,389
                                                                                    -----------           -----------

See accompanying notes to financial statements.

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

             For the years ended December 31, 2000 and 1999 and the
                cumulative period from October 10, 1996 (date of
                      inception) through December 31, 2000

                                                  2000           1999       FOR THE PERIOD
                                            ------------                   OCTOBER 10, 1996
                                                                               THROUGH
                                                                           DECEMBER 31, 2000
                                                                           -----------------
Revenue:
    Product sales                           $       --      $      9,450    $    223,881
    Services                                     341,370         170,601         565,490
                                              ----------      ----------      ----------
        Total revenue                            341,370         180,051         789,371
                                              ----------      ----------      ----------
Costs and expenses:
    Cost of sales                                   --             2,955         164,605
    Product development and marketing          2,718,106       1,015,737       4,502,999
    General and administrative                 2,504,206       1,642,134       5,856,312
                                              ----------      ----------      ----------

        Total costs and expenses               5,222,312       2,660,826      10,523,916
                                              ----------      ----------      ----------

    Loss from operations                      (4,880,942)     (2,480,775)     (9,734,545)

Other income (expense):
    Interest income                                   82            --             2,380
    Interest expense                            (106,195)        (16,290)       (249,034)
    Loss on disposal of equipment                   --            (6,880)         (6,880)
                                              ----------      ----------      ----------

        Total other income (expense)            (106,113)        (23,170)       (253,534)

        Net loss                            $ (4,987,055)   $ (2,503,945)   $ (9,988,079)
                                              ==========      ==========      ==========

        Net loss per share                  $      (0.11)   $      (0.10)   $      (0.40)
                                              ==========      ==========      ==========

        Weighted average number of shares     46,408,006      25,174,029      25,139,875
                                              ==========      ==========      ==========


See accompanying notes to financial statements.

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2000 and 1999
                  and the period from October 10, 1996 (date of
                      inception) through December 31, 2000


                                                         ACCESS POWER, INC.
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000


                                                                            COMMON STOCK             PREFERRED STOCK
                                                                    --------------------------    --------------------
                                                    DATE               SHARES          AMOUNT     SHARES       AMOUNT
                                                 ----------------------------------------------------------------------
Common stock issued to founding directors                             8,000,000         8,000        --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------

Balances at December 31, 1996                                         8,000,000         8,000        --           --

Common stock issued for cash                       5/23/97              750,000           750        --           --
Common stock issued for cash                       6/30/97            1,000,000         1,000        --           --
Common stock issued for cash                       7/97 - 10/97       1,734,000         1,734        --           --
Stock issuance cost                                                        --            --          --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------

Balances at December 31, 1997                                        11,484,000        11,484        --           --

Preferred stock issued for cash                    5/98                    --            --         1,000           1
Common stock issued as additional interest         2/2/98                50,000            50        --           --
Common stock issued as additional interest         2/19/98              125,000           125        --           --
Common stock issued as finder's fee                2/19/98               75,000            75        --           --
Common stock issued for services                   2/98                  25,000            25        --           --
Common stock issued for cash                       9/24/98               50,000            50        --           --
Preferred stock issued for cash                    11/98                   --            --           100         --
Common stock issued for finder's fee               11/98                 60,857            61        --           --
Preferred stock issued for cash                    12/98                   --            --            25         --
Common stock issued for investment banking fee     12/98                 30,000            30        --           --
Conversion of preferred stock to common stock      12/98                425,931           426         (75)        --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1998                                        12,325,788        12,326       1,050           1
                                                                    -----------      --------     -------      ------

Common stock issued for cash                       6/99               3,745,000         3,745        --           --
Preferred stock issued for cash                    1/99                    --            --            75         --
Common stock issued for finder's fee               1/99                  25,777            26        --           --
Common stock issued for services                   6/99               3,207,950         3,208        --           --
Common stock issued as additional interest         12/99                144,204           144        --           --
Common stock issued to retire debt                 4/99                 400,000           400        --           --
Common issued on convertible debentures            12/99              2,464,691         2,465        --           --
Common stock converted to preferred                9/99              (3,952,000)       (3,952)      3,952           4
Preferred stock converted to common stock          1/99 - 4/99       12,886,843        12,887      (1,125)         (1)
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1999                                        31,248,253        31,249       3,952           4
                                                                    ===========      ========     =======      ======


Preferred stock converted to common stock          1/00               3,952,000         3,952      (3,952)          (4)
Common stock issued on exercise of warrants        1/00-2/00            600,000           600        --           --
Common stock issued for cash                       1/00-3/00            682,000           682        --           --
Common stock issued for services                   9/00-11/00           670,000           670        --           --
Common stock issued on convertible debentures      1/00-12/00        15,540,325        15,540        --           --
Common stock issued as interest                    1/00-12-00           396,811           394        --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------     --------

Balances at December 31, 2000                                        53,089,389        53,087        --           --
                                                                    ===========      ========     =======     ========


                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000
                                                            (continued)


                                                    ADDITIONAL                           TOTAL
                                                     PAID IN          ACCUMULATED    STOCKHOLDERS'
                                                     CAPITAL            DEFICIT          EQUITY
                                                     -------            -------          ------

Common stock issued to founding directors               (7,200)            --                800
Net loss                                                  --             (5,701)          (5,701)
                                                   -----------      -----------      -----------

Balances at December 31, 1996                           (7,200)          (5,701)          (4,901)

Common stock issued for cash                            35,000             --             35,750
Common stock issued for cash                           100,000             --            101,000
Common stock issued for cash                           854,573             --            856,307
Stock issuance cost                                    (75,000)            --            (75,000)
Net loss                                                  --           (426,438)        (426,438)
                                                   -----------      -----------      -----------

Balances at December 31, 1997                          907,373         (432,139)         486,718

Preferred stock issued for cash                        999,999             --          1,000,000
Common stock issued as additional interest              29,950             --             30,000
Common stock issued as additional interest              84,250             --             84,375
Common stock issued as finder's fee                     24,925             --             25,000
Common stock issued for services                        27,163             --             27,188
Common stock issued for cash                            24,950             --             25,000
Preferred stock issued for cash                        100,000             --            100,000
Common stock issued for finder's fee                    19,817             --             19,878
Preferred stock issued for cash                         25,000             --             25,000
Common stock issued for investment banking fee           9,970             --             10,000
Conversion of preferred stock to common stock             (426)            --               --
Net loss                                                  --         (2,064,940)      (2,064,940)
                                                   -----------      -----------      -----------
Balances at December 31, 1998                        2,252,971       (2,497,079)        (231,781)
                                                   -----------      -----------      -----------

Common stock issued for cash                         1,282,455             --          1,286,200
Preferred stock issued for cash                         75,000             --             75,000
Common stock issued for finder's fee                     6,418             --              6,444
Common stock issued for services                       621,831             --            625,039
Common stock issued as additional interest              19,837             --             19,981
Common stock issued to retire debt                      49,600             --             50,000
Common issued on convertible debentures                447,535             --            450,000
Common stock converted to preferred                      3,948             --               --
Preferred stock converted to common stock              (12,886)            --               --
Net loss                                                  --         (2,503,945)      (2,503,945)
                                                   -----------      -----------      -----------
Balances at December 31, 1999                        4,746,709       (5,001,024)        (223,062)
                                                   ===========      ===========      -----------


Preferred stock converted to common stock               (3,948)            --               --
Common stock issued on exercise of warrants             46,400             --             47,000
Common stock issued for cash                           146,538             --            147,220
Common stock issued for services                       165,530             --            166,200
Common stock issued on convertible debentures        4,130,560             --          4,146,100
Common stock issued as interest                         91,102             --             91,496
Net loss                                                  --         (4,987,055)      (4,987,055)
                                                   -----------      -----------      -----------

Balances at December 31, 2000                        9,322,891       (9,988,079)        (612,101)
                                                   ===========      ===========      -----------

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

              Forthe years ended December 31, 2000 and 1999 and the
                cumulative period from October 10, 1996 (date of
                      inception) through December 31, 2000

                                                                                             FOR THE PERIOD OCTOBER
                                                                                               10, 1996 THROUGH
                                                                2000             1999          DECEMBER 31, 2000
                                                          --------------------------------------------------------
Cash flows from operating activities:
    Net loss                                               $(4,987,055)     $(2,503,945)         $(9,988,079)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                          261,397          204,323              814,539
        Loss on disposal of property and equipment                   -            6,880               33,341
        Stock issued for services                              166,200          631,483              994,124
        Stock issued for interest                               91,496           19,981              111,477
        Change in operating assets and liabilities:
           Accounts receivable                                  15,772         (150,265)            (163,638)
           Accounts payable and accrued expenses             1,471,310         (173,025)           2,282,074
           Other assets                                       (185,939)        (263,638)            (472,744)
           Inventory                                            21,800              (30)                   -
                                                          --------------------------------------------------------
               Net cash used in operating activities        (3,145,019)      (2,228,236)          (6,388,906)
                                                          --------------------------------------------------------
Cash flows from investing activities:
    Purchase of certificate of deposit                        (100,000)               -             (100,000)
    Proceeds from sale of property and equipment                     -           12,050               52,320
    Purchase of property and equipment                        (543,555)         (50,864)          (1,744,084)
    Note receivable, stockholders                               53,685         (425,209)            (402,315)
                                                          --------------------------------------------------------
               Net cash used in investing activities          (589,870)        (464,023)          (2,194,079)
                                                          --------------------------------------------------------
Proceeds from issuance of stock                              4,340,320        1,861,200            8,270,377
Proceeds from issuance of notes payable                      3,712,576        1,575,000            5,417,601
Principal payments on notes payable                         (4,516,440)        (563,212)          (5,089,541)
                                                          --------------------------------------------------------
               Net cash provided by financing activities     3,536,456        2,872,988            8,598,437
                                                          --------------------------------------------------------
               Net change in cash                             (198,433)         180,729               15,452
Cash, at beginning of period                                   213,885           33,156                    -
                                                          --------------------------------------------------------
Cash at end of period                                          $15,452         $213,885              $15,452
                                                          ========================================================

See accompanying notes to financial statements.

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---      ------------------------------------------

         (a)      NATURE OF DEVELOPMENT STAGE OPERATIONS
                  --------------------------------------

         Access Power, Inc., (API or the Company) was formed on October 10, 1996. The Company offers Internet Telephony (IT) which will provide advanced computer telephony solutions to the global consumer market place, with an emphasis on marketing to consumers.

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

         Development stage operations for the period ended December 31, 2000 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At December 31, 2000, the Company has net operating loss carryforwards of approximately $9,988,000 which will expire in years beginning in 2011. A valuation allowance equal to the tax benefit of the net operating loss has been established, since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000


         (e) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS
                  --------------------------------------------------------------

         The carrying amount reported in the balance sheet for cash, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts and notes receivable which amounts to approximately $539,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The notes receivable consist primarily of amounts due from employees from the exercise of stock options. The notes are due no later than May 1, 2001. Currently, all of the Company's hardware and software is purchased from one supplier, however, management believes there are other alternatives to this supplier.

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

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000


         (j)      LOSS PER COMMON SHARE

         Earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

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

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000


(2)      PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at December 31:


                                                                       2000          1999
                                                                     ------------  ------------
             Office furniture and equipment                           $  101,667      $ 59,908
             Computer hardware                                           861,821       485,007
             Computer software                                           403,257       278,769
                                                                     ------------  ------------
                                                                       1,366,745       823,684
                Less accumulated depreciation and amortization           645,021       384,028
                                                                     ------------  ------------

                                                                      $  721,724     $ 439,656
                                                                     ============  ============

(3)      NOTES PAYABLE
         -------------

         Notes payable consist of the following at December 31,:

                                                                                            2000           1999
                                                                                        -------------  -------------

        Promissory notes to stockholders  bearing interest at 6% - 8% payable on
        demand.  Unsecured.                                                                $ 112,576       $ 26,440

        Note  payable  to vendor  bearing  interest  at 10%,  payable in monthly installments of $18,236 through December,  2001. Note is a result of the settlement  of litigation in which the vendor agreed to reduce the price of purchased computer hardware by
        approximately $636,000.                                                                 -           350,000
                                                                                        -------------  -------------
                                                                                             112,576        376,440
                    Less current portion                                                     112,576        168,956
                                                                                        -------------  -------------
                    Long-term debt, less current portion                                       -          $ 207,484
                                                                                        =============  =============

(4)      6% CONVERTIBLE DEBENTURE
         -----------------------

         $1,000,000, $200,000, and $800,000 6% Convertible Debentures were sold on September 30, 1999, December 30, 1999, and January 18, 2000,
         respectively. They are convertible into common stock by dividing each $100,000 debenture by the lower of 75% of the average of the three lowest closing bid prices during the preceding 22 trading days or 110% of such average price on September 30, 1999 ($0.42), subject to certain adjustments. $2,500,000, $100,000, $100,000, $100,000 6% Convertible
         Debentures were sold on February 29, 2000, August 14, August 30 and September 15, 2000, respectively. They are convertible into common stock by dividing each $100,000 debenture by the lower of 80% of the average of the three lowest closing bid prices during the preceding 22 trading days or 110% of such average price on February 28, 2000 ($2.20), subject to certain adjustments. As of December 31, 2000, $4,590,000 of the Convertible Debentures had been converted into
         18,005,016 common shares including shares converted representing accrued interest to the conversion dates.

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000


(5)      COMMITMENTS
         -----------

         The Company leases its office space under a non-cancellable operating lease with a remaining term of one year. Future minimum payments under this lease are as follows:


                   Year                            Amount
                   ----                            ------
                   2001                           $ 61,700
                   2002                           $ 43,300


         Rent expense for the years ended December 31, 2000 and 1999 amounted to $53,064 and $48,982, respectively.

(6)      STOCK OPTIONS
         -------------

         In 1997, the Company  established  an incentive  stock option plan (the
Plan) to provide an incentive to key employees of the Company who are in a position to contribute materially to expanding and improving the Company's profits, to aid in attracting and retaining employees of outstanding ability and to encourage ownership of shares by employees. The Plan was amended in March, 1998 to increase the number of shares available for issuance thereunder from 1,000,000 to 2,500,000 shares. Total options granted through December 31, 2000 amounted to 2,100,500 at an average price of $.33. There were no incentive stock options granted during 2000.

         The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Company's Board of Directors, or a committee thereof, administers and interprets the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The per share exercise price of options granted under the Plan will not be less than the fair market value of the common stock on the date of grant. Options granted under the Plan will be exercisable after the period or periods specified in the option agreement. The Board may, in its sole discretion, accelerate the date on which any option may be exercised. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant and are nontransferable other than by will or by the laws of descent and distribution. The Company recognizes compensation expense for options granted under the Plans based on the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000

(6)      STOCK OPTIONS (Continued)
         -------------

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

                                                                                               For the period
                                                                                              October 10, 1996
                                                 Year ended             Year ended                through
                                                December 31,           December 31,             December 31,
                                                    2000                   1999                    2000
                                            ------------------      ------------------      --------------------
        Pro forma net loss:
        As reported                            $ (4,987,055)           $ (2,503,945)           $ (  9,988,079)
        Pro forma                                (4,987,055)             (2,558,934)              (10,110,840)
        Pro forma net loss per share
        As reported                                   (0.11)                  (0.10)                    (0.40)
        Pro forma                                     (0.11)                  (0.10)                    (0.40)

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

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000


(7)      SELECTED FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively:

                                               QUARTER        QUARTER           QUARTER           QUARTER             YEAR
                                                ENDED          ENDED             ENDED             ENDED              ENDED
                                              MARCH 31,       JUNE 30,        SEPTEMBER 30,      DECEMBER 31,      DECEMBER 31,
                                              ---------       --------        -------------      ------------      ------------
2000
----

Net revenues                                   $ 145,611          108,556           66,709            20,494           341,370
Gross profit                                     145,611          108,556           66,709            20,494           341,370
Net earnings from operations                  (1,150,839)      (1,154,414)      (1,227,805)       (1,347,884)       (4,880,942)
Basic and fully diluted
   earnings per share                              (0.04)           (0.03)           (0.03)            (0.03)            (0.11)
Weighted-average number of
   shares issued and outstanding              31,688,258       39,189,807       43,971,501        50,292,651        46,408,006

1999
----
Revenues                                         $14,550           13,250           51,649           100,602           180,051
Gross profit                                      12,495           12,665           51,334           100,602           177,096
Net earnings from operations                    (476,138)        (690,578)        (545,969)         (768,090)       (2,480,775)
Basic and fully diluted
   earnings per share                              (0.03)           (0.03)           (0.02)            (0.02)            (0.10)
Weighted-average number of
   shares issued and outstanding              16,979,668       25,825,159       31,386,691        28,639,358        25,174,029

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                       ACCESS POWER, INC.


                                       By:  /s/ Glenn A. Smith
                                          -------------------------------------
                                       Glenn A. Smith, Chief Executive Officer

         Each person whose signature appears below hereby constitutes and appoints Glenn A. Smith and Maurice J. Matovich and either of them, his or her true and lawful attorneys-in-fact with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to sign a new registration statement filed to register additional securities pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth on March 30, 2001.

     Signature                     Position
     ---------                     --------

  /s/ Glenn A. Smith               President and Chief
----------------------------       Executive Officer and Director
Glenn A. Smith                     (principal executive officer)


----------------------------       Chief Financial Officer
Howard Kaskel                      (principal financial and accounting officer)


  /s/ Tod R. Smith                 Director
----------------------------
Tod R. Smith


  /s/ Maurice J. Matovich          Director
----------------------------
Maurice J. Matovich

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

10.18 Amendment to Lease and Guaranty Agreements between Access Power Inc. and Maguire Land Corporation dated April 1, 2000.