Form 10KSB40/A
period 2000-12-31
ACCESS POWER INC
filed 2001-04-03
CIK 1041588

THIS IS AN AMENDMENT TO AND RESTATEMENT OF THE FORM 10-KSB IN ITS ENTIRETY.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A


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


ITEM 2.  PROPERTY


     The Company headquarters, executive offices and customer service center are located in facilities consisting of approximately 3,000 square feet in a 13,500 square foot office building in Ponte Vedra Beach, Florida. The three-year lease on the space started September 1997 and includes two successive extension options and first right of refusal on 2,000 square feet of vacant contiguous space. The first extension option was exercised on April 1, 2000. The Company will pay approximately $5,000 per month rent under this lease during 2001. The Company believes the office space is adequate for its current needs and could easily be replaced with other suitable accommodations.

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

                          FISCAL YEAR-END OPTION VALUES

                      Number of Securities
                     Underlying Unexercised    Value of Unexercised In-The-Money
                   Options/SAR at FY-End (#)      Options/SARs at FY-End ($)
     Name          Exercisable/Unexercisable      Exercisable/Unexercisable
     ----          -------------------------      -------------------------


Glenn A. Smith            200,000 / 0                        (1)
                        4,100,000 / 0                        (1)
                          100,000 / 0                        (1)
                          250,000 / 0                        (1)
Howard Kaskel             150,000 / 0                        (1)
                          518,000 / 0                        (1)
                          232,000 / 0                        (1)
                           37,500 / 0                        (1)
                          187,500 / 0                        (1)

(1) At December 31, 2000, there were no unexercised stock options that were in-the-money.


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


   Name and Address of            Amount and Nature of       Percent of Shares
    Beneficial Owner*               Beneficial Owner           Outstanding**
    -----------------               ----------------           -------------


Glenn A. Smith, CEO                  7,176,500(1)                 7.79%
Tod Smith, CTO                       2,540,000(2)                 2.84%
Maurice Matovich, COO                2,146,000(3)                 2.40%
Howard L. Kaskel, CFO                1,307,000(4)                 1.47%
Bamboo Investors, LLC                9,617,384(5)                 9.90%
110 Colabaugh Pond Rd.
Croton on Hudson, NY  10520

All Directors and Executive        13,169,500(6)                 13.57%
Officers as a Group (4 persons)

--------------------
*Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.
**Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(1) Includes 30,400 shares of Common Stock held for a minor child and 4,650,000 shares subject to presently exercisable options.
(2)      Includes 1,900,000 shares subject to presently exercisable options.
(3)      Includes 1,850,000 shares subject to presently exercisable options.
(4)      Includes   1,093,000  shares  of  Common  Stock  subject  to  presently exercisable options.
(5) Includes (i) 1,400,000 shares issuable upon the exercise of certain presently exercisable warrants and (ii) shares issuable upon the conversion of certain convertible debentures that the holder may acquire pursuant to its exercise of a special warrant. The holder of such securities is prohibited from using them to acquire shares of Common Stock to the extent that such acquisition would result in such holder beneficially owning in excess of 9.9% of the outstanding shares of Common Stock following such acquisition. This restriction may be waived on not less than 61 days' notice to the Company.
(6)      Please see footnotes (1) through (4).



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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2001.

                                       ACCESS POWER, INC.


                                       By:  *
                                          -------------------------------------
                                       Glenn A. Smith, Chief Executive Officer



     Signature                     Position
     ---------                     --------

  *                                President and Chief
----------------------------       Executive Officer and Director
Glenn A. Smith                     (principal executive officer)

  /s/ Howard Kaskel
----------------------------       Chief Financial Officer
Howard Kaskel                      (principal financial and accounting officer)


  *                                Director
----------------------------
Tod R. Smith


  /s/ Maurice J. Matovich          Director
----------------------------
Maurice J. Matovich


*By: /s/ Maurice J. Matovich
    ------------------------------
    Maurice J. Matovich
    Attorney-in-Fact

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

10.18 Amendment to Lease and Guaranty Agreements between Access Power Inc. and Maguire Land Corporation dated April 1, 2000.