Form 10QSB
period 2001-03-31
ACCESS POWER INC
filed 2001-05-15
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
/X/	Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2001

/_/	Transition Report Under Section 13 or 15(d) of

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

Issuer’s telephone number, including area code: (904) 273-2980

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X            No  ____

At April 24, 2001, there were issued and outstanding 88,192,599 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  _____  No     X

Part I.   Financial Information

Item 1   Financial Statements

ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of March 31, 2001 and December 31, 2000

Assets
	March 31,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash	$ 75,223	$ 15,452
Certificate of deposit	100,000	100,000
Accounts receivable	43,563	56,312
Notes receivable, stockholders	362,915	402,315
Prepaid expenses	637,056	560,993
Inventory	-	-
Total current assets	1,218,757	1,135,072

Property and equipment, net	629,187	721,724

Other assets	7,000	8,000
Total assets	$ 1,854,944	$ 1,864,796

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,069,727	$ 2,154,321
Current portion of long-term debt	-	112,576
Total current liabilities	2,069,727	2,266,897

Long-term debt, less current portion	-	-
Convertible debentures	-	210,000

Total liabilities	2,069,727	2,476,897

Stockholders' equity:
Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 87,527,913 and 53,089,389 shares
at March 31, 2001 and December 31, 2000	87,526	53,087
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none 2001 and 2000	-	-
Additional paid in capital	10,841,054	9,322,891
Deficit accumulated during the development stage	(11,143,363)	(9,988,079)
	(214,783)	(612,101)
Total liabilities and stockholder' equity	$ 1,854,944	$ 1,864,796

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2001

			For the period
			October 10, 1996
			through
	2001	2000	March 31, 2001
Cash flows from operating activities:
Net loss	$(1,155,284)	$(1,171,449)	$ (11,143,363)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	76,839	51,262	891,378
Loss on disposal of property and equipment	-	-	33,341
Stock issued for services	38,350	-	1,032,474
Stock issued for interest	4,481	10,392	115,958
Change in operating assets and liabilities:
Accounts receivable	12,749	(22,571)	(150,889)
Accounts payable and accrued expenses	(84,594)	(189,887)	2,197,480
Other assets	(65,674)	(210,207)	(538,509)
Inventory	-	-	-
Net cash used in operating activities	(1,173,224)	(1,532,460)	(7,562,130)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(100,000)
Proceeds from sale of property and equipment	6,400	-	58,720
Purchase of property and equipment	-	-	(1,744,084)
Note receivable, stockholder	39,400	40,400	(362,915)

Net cash used in investing activities	45,800	40,400	(2,148,279)

Cash flows from financing activities:
Proceeds from issuance of stock	1,509,771	944,219	9,780,148
Proceeds from issuance of notes payable	190,000	3,300,000	5,607,601
Principal payments on notes payable	(512,576)	(1,100,000)	(5,602,117)

Net cash provided by financing activities	1,187,195	3,144,219	9,785,632

Net change in cash	59,771	1,652,159	75,223

Cash, at beginning of period	15,452	213,885	-

Cash at end of period	$ 75,223	$ 1,866,044	$ 75,223

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months ended March 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2001

			For the period
			October 10, 1996
			through
	2001	2000	March 31, 2001

Revenue:
Product sales	$ -	$ -	$ 223,881
Services	7,907	145,611	573,397

Total revenue	7,907	145,611	797,278

Costs and expenses:
Cost of sales	-	-	164,605
Product development and marketing	599,922	652,573	5,102,921
General and administrative	558,788	643,877	6,415,100

Total costs and expenses	1,158,710	1,296,450	11,682,626

Loss from operation

Other income (expense):
Other income	-	-	2,380
Interest expense	(4,481)	(20,610)	(253,515)
Loss on disposal of assets	-	-	(6,880)

Total other income (expense)	(4,481)	(20,610)	(258,015)

Net loss	$ (1,155,284)	$ (1,171,449)	$ (11,143,363)

Net loss per share	$ (0.02)	$ (0.04)	$ (0.39)

Weighted average number of shares	73,735,381	31,688,258	28,610,982

A.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes appearing elsewhere in this 10-QSB report.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy, acceptance of the Company’s technology and services in the market place, telecommunications industry trends towards solutions not addressed by the Company’s business, increasing competition in the information technology services market, the ability to hire, train and retain sufficient qualified personnel, and the ability to develop and implement operational and financial systems to manage the Company's growth.

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

Our Internet protocol telephony gateway network allows us to offer competitively-priced call rates while providing premium communications features. Our current products and services are based primarily on PC-to-Phone communications. The PC-to-Phone service is offered through our FreeWebCall.com website. During all of this reporting period, FreeWebCall.com customers anywhere in the world were able to use a PC to place unlimited calls to telephones anywhere in the United States free of charge. The service was supported by advertising and product offerings from various providers displayed to visitors and customers of FreeWebCall.com. Depending on the particular arrangement we received payments for the advertising impressions that were displayed or sales commissions for purchases originating from our sites.

Since FreeWebCall.com was launched August 1, 2000, the supply, demand, and pricing of Internet advertising has experienced fluctuations. The recent downward trending of on-line advertising has affected the development of the sponsor-based voice over internet business to the point that our FreeWebCall.com business model was changed on April 25, 2001 to a for-pay service with free PC-to-Phone calling terminated. As of April 24, 2001, FreeWebCall.com had received over 500,000 subscriptions for the service. While in our start-up and current development stages, we tested and preliminarily introduced certain products and services, new to both the communications industry and us. To date, we have not realized revenues from sales of any products or services in amounts necessary to support all of our cash operating needs.

Expansion Plans

We believe we must expand our gateway network capacity and our customer base to achieve profitability. This expansion will be done in conjunction with the implementation of developments that will add further value to the customers of our services. Some of the developments will be low cost to us but intended to enhance the existing user experience. Other add-ons are expected to be offered for additional charges. We are also working with various advertisers and suppliers to continue maximizing the opportunities presented by our growing site activity.

Marketing

Advertising revenue has been less than was anticipated when FreeWebCall.com was launched August 1, 2000, due to declining advertising demand and rates. The response to the less than expected revenue was the release of a new FreeWebCall.com service on April 25, 2001 to enhance the offering and diversify the sources of revenue. The new service consists of free global PC-to-PC calling and an expanded international calling area for PC-to-Phone calling that includes calling from anywhere in the world to the US and dozens (currently 46) of other countries. Customers can pre-pay for their service by mailing payment or charging their credit card at the FreeWebCall.com web site. Pre-payments and "recharges" are done in amounts of $10, $20, or $50. As the customer uses the service their dollar amount is decreased at a per minute rate based on where they have called and the length of the call. Advertising and various promotions continue to be provided and marketed at the web-site to visitors and users of the services.

Period Ended March 31, 2001 Compared to Period Ended March 31, 2000

Revenues and Costs of Revenues.

Revenues decreased $137,704 from $145,611 in the three months ended March 31, 2001 compared to the previous year. Advertising revenue and sales commissions accounted for the revenue in 2001 compared to fee for service in 2000. Because its current Internet advertising model did not generate sufficient revenue, the Company re-instituted fees for its FreeWebCall.com service on April 25, 2001 in addition to advertising sponsored service.

Expenses.

Product development and marketing expenses were $599,922 a decrease of $52,651 or 8.1%. Gateway services accounted for $73,277 of this decrease because it was reduced to $60,576 from $133, 853. These costs were reduced as part of our ongoing cost reduction program. Depreciation and amortization expenses increased by $25,575 representing our expenditure during fiscal year 2000 in new gateway server hardware and software. General and administrative expenses were $558,788 a decrease of $85,089 or 13.2%. Finders fees decreased $171,866 of this decrease representing lower financings in the quarter ended March 31, 2001 compared to March 31, 2000. Legal fees increased $28,971 and a lawsuit settlement cost $38,500. Payroll increased $17,759 or 10% from 177,229 to $194,988.

Period Ended March 31, 2000 Compared to Period Ended March 31, 1999

Revenues and Costs of Revenues.

Revenues increased $131,061 from $14,550 to $145,611 in the three months ended March 31, 2000. Software sales decreased from $6,850 to zero because we concentrated on providing our Net.Caller service instead of reselling software. Net.Caller service was inaugurated in April 1999 and, therefore, provided no revenue in the first quarter last year compared to $145,611 this year.

Expenses.

Product development and marketing expenses were $652,573 for the three months ended March 31, 2000 an increase of $425,234 or 187% from $227.339 in the prior year. Telephone and Internet connection charges represented $329,054 of this increase and marketing and public/investor relations represented $81,403 of this increase. General and administrative expenses increased $382,583 to $643,877 or 146% in the three months ended March 31, 2000 from $261,294 in the same period of the prior year. Finder’s fees of $330,000 on the capital raises accounted for the majority of this increase and payroll and staffing expense represented $25,835 of this increase.

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

We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through March 31, 2001. We realized negative cash from operating activities for the three months ended March 31, 2001, of ($1,173,224) compared to negative cash from operating activities of ($1,532,460). Investing activities for the period from inception through March 31, 2001 consisted primarily of equipment purchases to build out the network. Investing activities in the three months ended March 31, 2001, were $45,800 compared to $40,400 during the three months ended March 31, 2000.

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

We issued 512,000 shares of common stock in exchange for a debt repayment and the interest due thereon in April 1999. We issued 2,630,000 shares of common stock upon the exercise of employee stock options for $1,257,100 in June 1999. We issued $1,000,000 of 6% convertible debentures in September of 1999 and $200,000 of 6% convertible debentures in December of 1999.

We issued $800,000 of 6% convertible debentures in January of 2000, $2,500,000 of 6% convertible debentures in February of 2000, $200,000 of 6% convertible debentures in August of 2000, and $100,000 of 6% convertible debentures in September of 2000.

We issued 19,237,000 shares of common stock in January 2001 and 4,297,500 shares of common stock in February 2001, both for cash. We issued 650,000 shares of common stock in March 2001 in settlement of a lawsuit.

Our financing activities for the three months ended March 31, 2001, provided a net total of $1,187,195. Cash at the end of that period was $75,223. As of April 24, 2001, we had cash of $28,000 and working capital of ($1,030,000).

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In January 2001, the Company sold 19,237,000 shares of common stock at an offering price of $0.045 per share and in February 2001, the Company sold 4,297,500 shares of common stock at an offering price of $0.0657 per share to Grandview Court, LLC, a Cayman Islands limited liability company. The Company claims an exemption from registration under Section 4(2) of the 1933 Securities Act for these offers and sales. The securities were offered and sold to one investor who the Company believed was an accredited investor.

In March 2001, the Company issued 650,000 shares common stock to Keith St. Cyr to settle outstanding litigation. The Company claims an exemption from registration under Section 4(2) of the Act for this offer and sale. The securities were offered and sold to one investor.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 7, 2001, a special meeting of shareholders was held to increase the authorized number of shares of common stock of the Company to 500,000,000 shares. An aggregate of 39,446,494 shares votes for the resolution and 4,498,313 shares voted against, with 189,545 abstentions.

Item 6. Exhibits and Reports on Form 8-K
(a)	No Reports on Form 8-K were filed during this period

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: May 10, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: May 10,2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)