Form 10KSB40/A
period 2000-12-31
ACCESS POWER INC
filed 2001-06-05
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-KSB/A No. 2



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

                                    PART II

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

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

         REVENUES AND COSTS OF REVENUES


         Total revenues for the twelve months ended December 31, 2000 increased $161,319 or 89.6% due to the increased marketing of our Net.Caller product that offered flat rate calling to any telephone in a number of countries from any PC worldwide. During the twelve months ended December 31, 2000, we changed our revenue model from charging a flat rate per month to a free service to our subscribers, supported by advertising sponsors. We received over 500,000 subscriptions to this free service; however, with the internet industry-wide reduction in advertising revenue on both revenue per impression and total available advertising, this became an unprofitable model. During the year ended December 31, 2000, revenue declined as we changed to the sponsor-based model due to the decline in advertising revenue. On April 23, 2001, we cancelled the subscriptions of all subscribers to our free service and began offering PC to Phone long distance calling on a various cost per minute basis. We also began offering free PC-to-PC calling. Both PC to Phone and PC-to-PC calls are in part supported by advertising revenue.


         EXPENSES


         Direct Cost of Services, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs of carrying our customers' PC to Phone traffic on leased networks. As a percentage of revenue, we expect direct cost of revenue in the near term to decrease as we have changed our model to charge on a per-minute basis. Longer term, our direct cost of revenue will increase, as there is then a decline in per-minute charges to our customers. We incur no variable costs on PC-to-PC calls. Cost of services increased $1,110,298 to $1,438,776 in 2000 as we promoted initially our Net.Caller flat rate product and then our FreeWebCall sponsor based product. Product development and marketing expenses were $1,279,330 in 2000 compared to $687,359 in 1999, an increase of $591,971 or 86.1%. Advertising and public relations associated with product marketing accounted for $449,060 of the increase. Depreciation and amortization expenses increased $62,494. General and administrative expenses were $2,504,206 in 2000 compared to $1,642,134 in 1999, and increase of $862,072 or 52.5%. Payroll, contract labor, and office staffing expenses accounted for $484,028 of the increase. Finders' fees increased $243,566 to $350,000 from $106,444, due to the increase in financing activities in 2000 compared to 1999, and the write off of receivables deemed not collectible accounted for $179,139 of the general and administrative increase.


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

         EXPENSES


         Direct Cost of Services, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs of carrying our customers' PC to Phone traffic on leased networks. Direct cost of services increased $292,078 in 1999 to $328,378 from $36,300 as we developed and marketed our Net.Caller product. Product development and marketing expenses were $687,359 in 1999 compared to $695,372 in 1998. General and administrative expenses increased $435,929 or 33.1%. Professional fees for marketing and equity financing increased $701,666 from $206,680 to $908,348 or 339.5%. These expenses were slightly offset by lower payroll of $88,775, lower travel of $37,258 and lower temporary help of $13,506 in 1999 compared to 1998.

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


         The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services. Without sufficient sales of equity securities through an equity line with an underwriter or other sales of securities, we will not be able to execute our business plan through December 31, 2001.


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

ITEM 7.  FINANCIAL STATEMENTS

         The revised financial statements and the independent auditor's report are included in this report beginning at page F-1.

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


/s/ Parks, Tschopp, Whitcomb & Orr, P.A.


Maitland, Florida
March 13, 2001

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                                    ASSETS
                                                    ------

                                                                                       2000                  1999
                                                                                    -----------           -----------
Current assets:
Cash                                                                                   $ 15,452             $ 213,885
    Certificate of deposit                                                              100,000                     -
    Accounts receivable                                                                  56,312               179,410
    Prepaid expenses                                                                    560,993               263,638
    Inventory                                                                                 -                21,800
                                                                                    -----------           -----------
           Total current assets                                                         732,757               678,733
                                                                                    -----------           -----------
Property and equipment, net (note 2)                                                    721,724               439,656
Other assets                                                                              8,000                12,000
                                                                                    -----------           -----------
           Total assets                                                             $ 1,462,481           $ 1,130,389
                                                                                    ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                             2,154,321               683,011
    Current portion of long-term debt                                                   112,576               168,956
                                                                                    -----------           -----------
           Total current liabilities                                                  2,266,897               851,967

Long-term debt, less current portion (note 3)                                                 -               207,484
Convertible debentures (note 4)                                                         210,000               750,000
                                                                                    -----------           -----------
           Total liabilities                                                          2,476,897             1,809,451
                                                                                    -----------           -----------
Stockholders' equity:
    Common stock, $.001 par value, authorized 100,000,000 shares, issued and
        outstanding 53,089,389 and 31,248,253 shares in 2000 and 1999                    53,087                31,249
    Notes receivable, stockholders                                                     (402,315)             (456,000)
    Preferred stock, $.001 par value, authorized 10,000,000 shares, issued and
        outstanding none and 3,952 shares in 2000 and 1999                                    -                     4
    Additional paid in capital                                                       11,572,891             4,746,709
    Deficit accumulated during the development stage                                (12,238,079)           (5,001,024)
                                                                                    -----------           -----------
                                                                                     (1,014,416)             (679,062)
                                                                                    -----------           -----------
Commitments (notes 3 and 4)

           Total liabilities and stockholders' equity                               $ 1,462,481           $ 1,130,389
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

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

             For the years ended December 31, 2000 and 1999 and the
                cumulative period from October 10, 1996 (date of
                      inception) through December 31, 2000

                                                2000           1999         FOR THE PERIOD
                                            ------------  --------------   OCTOBER 10, 1996
                                                                               THROUGH
                                                                           DECEMBER 31, 2000
                                                                           -----------------
Revenue:
    Product sales                           $       --      $      9,450    $    223,881
    Services                                     341,370         170,601         565,490
                                              ----------      ----------      ----------
        Total revenue                            341,370         180,051         789,371
                                              ----------      ----------      ----------
Costs and expenses:
    Cost of services                           1,438,776         328,378       1,803,454
    Cost of sales                                   --             2,955         164,605
    Product development and marketing          1,279,330         687,359       2,699,545
    General and administrative                 2,504,206       1,642,134       5,856,312
                                              ----------      ----------      ----------

        Total costs and expenses               5,222,312       2,660,826      10,523,916
                                              ----------      ----------      ----------

    Loss from operations                      (4,880,942)     (2,480,775)     (9,734,545)

Other income (expense):
    Interest income                                   82            --             2,380
    Interest expense                            (106,195)        (16,290)       (249,034)
    Loss on disposal of equipment                   --            (6,880)         (6,880)
                                              ----------      ----------      ----------

        Total other income (expense)            (106,113)        (23,170)       (253,534)

        Net loss before cumulative
           effect of change in
           accounting principal               (4,987,055)     (2,505,945)     (9,988,079)

        Cumulative effect of change in
           accounting principal                (2,250,000)          --        (2,250,000)

        Net loss                            $ (7,237,055)   $ (2,503,945)   $(12,238,079)
                                              ==========      ==========      ==========

        Net loss per share                  $      (0.16)   $      (0.10)   $      (0.40)
                                              ==========      ==========      ==========

        Weighted average number of shares     46,408,006      25,174,029      25,139,875
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

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2000 and 1999
                  and the period from October 10, 1996 (date of
                      inception) through December 31, 2000


                                                         ACCESS POWER, INC.
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000


                                                                            COMMON STOCK             PREFERRED STOCK
                                                                    --------------------------    --------------------
                                                    DATE               SHARES          AMOUNT     SHARES       AMOUNT
                                                 ----------------------------------------------------------------------
Common stock issued to founding directors                             8,000,000         8,000        --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------

Balances at December 31, 1996                                         8,000,000         8,000        --           --

Common stock issued for cash                       5/23/97              750,000           750        --           --
Common stock issued for cash                       6/30/97            1,000,000         1,000        --           --
Common stock issued for cash                       7/97 - 10/97       1,734,000         1,734        --           --
Stock issuance cost                                                        --            --          --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------

Balances at December 31, 1997                                        11,484,000        11,484        --           --

Preferred stock issued for cash                    5/98                    --            --         1,000           1
Common stock issued as additional interest         2/2/98                50,000            50        --           --
Common stock issued as additional interest         2/19/98              125,000           125        --           --
Common stock issued as finder's fee                2/19/98               75,000            75        --           --
Common stock issued for services                   2/98                  25,000            25        --           --
Common stock issued for cash                       9/24/98               50,000            50        --           --
Preferred stock issued for cash                    11/98                   --            --           100         --
Common stock issued for finder's fee               11/98                 60,857            61        --           --
Preferred stock issued for cash                    12/98                   --            --            25         --
Common stock issued for investment banking fee     12/98                 30,000            30        --           --
Conversion of preferred stock to common stock      12/98                425,931           426         (75)        --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1998                                        12,325,788        12,326       1,050           1
                                                                    -----------      --------     -------      ------

Common stock issued for cash                       6/99               3,745,000         3,745        --           --
Preferred stock issued for cash                    1/99                    --            --            75         --
Common stock issued for finder's fee               1/99                  25,777            26        --           --
Common stock issued for services                   6/99               3,207,950         3,208        --           --
Common stock issued as additional interest         12/99                144,204           144        --           --
Common stock issued to retire debt                 4/99                 400,000           400        --           --
Common issued on convertible debentures            12/99              2,464,691         2,465        --           --
Common stock converted to preferred                9/99              (3,952,000)       (3,952)      3,952           4
Preferred stock converted to common stock          1/99 - 4/99       12,886,843        12,887      (1,125)         (1)
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1999                                        31,248,253        31,249       3,952           4
                                                                    ===========      ========     =======      ======


Preferred stock converted to common stock          1/00               3,952,000         3,952      (3,952)          (4)
Common stock issued on exercise of warrants        1/00-2/00            600,000           600        --           --
Common stock issued for cash                       1/00-3/00            682,000           682        --           --
Common stock issued for services                   9/00-11/00           670,000           670        --           --
Common stock issued on convertible debentures      1/00-12/00        15,540,325        15,540        --           --
Common stock issued as interest                    1/00-12-00           396,811           394        --           --
Value of beneficial conversion feature of
   debentures                                                              --            --          --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------     --------

Balances at December 31, 2000                                        53,089,389        53,087        --           --
                                                                    ===========      ========     =======     ========


                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000
                                                            (continued)


                                                    ADDITIONAL                           TOTAL
                                                     PAID IN          ACCUMULATED    STOCKHOLDERS'
                                                     CAPITAL            DEFICIT          EQUITY
                                                     -------            -------          ------

Common stock issued to founding directors               (7,200)            --                800
Net loss                                                  --             (5,701)          (5,701)
                                                   -----------      -----------      -----------

Balances at December 31, 1996                           (7,200)          (5,701)          (4,901)

Common stock issued for cash                            35,000             --             35,750
Common stock issued for cash                           100,000             --            101,000
Common stock issued for cash                           854,573             --            856,307
Stock issuance cost                                    (75,000)            --            (75,000)
Net loss                                                  --           (426,438)        (426,438)
                                                   -----------      -----------      -----------

Balances at December 31, 1997                          907,373         (432,139)         486,718

Preferred stock issued for cash                        999,999             --          1,000,000
Common stock issued as additional interest              29,950             --             30,000
Common stock issued as additional interest              84,250             --             84,375
Common stock issued as finder's fee                     24,925             --             25,000
Common stock issued for services                        27,163             --             27,188
Common stock issued for cash                            24,950             --             25,000
Preferred stock issued for cash                        100,000             --            100,000
Common stock issued for finder's fee                    19,817             --             19,878
Preferred stock issued for cash                         25,000             --             25,000
Common stock issued for investment banking fee           9,970             --             10,000
Conversion of preferred stock to common stock             (426)            --               --
Net loss                                                  --         (2,064,940)      (2,064,940)
                                                   -----------      -----------      -----------
Balances at December 31, 1998                        2,252,971       (2,497,079)        (231,781)
                                                   -----------      -----------      -----------

Common stock issued for cash                         1,282,455             --          1,286,200
Preferred stock issued for cash                         75,000             --             75,000
Common stock issued for finder's fee                     6,418             --              6,444
Common stock issued for services                       621,831             --            625,039
Common stock issued as additional interest              19,837             --             19,981
Common stock issued to retire debt                      49,600             --             50,000
Common issued on convertible debentures                447,535             --            450,000
Common stock converted to preferred                      3,948             --               --
Preferred stock converted to common stock              (12,886)            --               --
Net loss                                                  --         (2,503,945)      (2,503,945)
                                                   -----------      -----------      -----------
Balances at December 31, 1999                        4,746,709       (5,001,024)        (223,062)
                                                   ===========      ===========      -----------


Preferred stock converted to common stock               (3,948)            --               --
Common stock issued on exercise of warrants             46,400             --             47,000
Common stock issued for cash                           146,538             --            147,220
Common stock issued for services                       165,530             --            166,200
Common stock issued on convertible debentures        4,130,560             --          4,146,100
Common stock issued as interest                         91,102             --             91,496
Value of beneficial conversion feature of
   debentures                                        2,250,000             --          2,250,000
Net loss                                                  --         (7,237,055)      (7,237,055)
                                                   -----------      -----------      -----------

Balances at December 31, 2000                       11,322,891      (12,238,079)        (612,101)
                                                   ===========      ===========      -----------

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

              Forthe years ended December 31, 2000 and 1999 and the
                cumulative period from October 10, 1996 (date of
                      inception) through December 31, 2000

                                                                                             FOR THE PERIOD OCTOBER
                                                                                               10, 1996 THROUGH
                                                                2000             1999          DECEMBER 31, 2000
                                                          --------------------------------------------------------
Cash flows from operating activities:
    Net loss                                               $(7,237,055)     $(2,503,945)        $(12,238,079)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                          261,397          204,323              814,539
        Loss on disposal of property and equipment                   -            6,880               33,341
        Stock issued for services                              166,200          631,483              994,124
        Stock issued for interest                               91,496           19,981              111,477
        Cumulative effect of change in accounting
           principles                                        2,250,000             --              2,250,000
        Change in operating assets and liabilities:
           Accounts receivable                                  15,772         (150,265)            (163,638)
           Accounts payable and accrued expenses             1,471,310         (173,025)           2,282,074
           Other assets                                       (185,939)        (263,638)            (472,744)
           Inventory                                            21,800              (30)                   -
                                                          --------------------------------------------------------
               Net cash used in operating activities        (3,145,019)      (2,228,236)          (6,388,906)
                                                          --------------------------------------------------------
Cash flows from investing activities:
    Purchase of certificate of deposit                        (100,000)               -             (100,000)
    Proceeds from sale of property and equipment                     -           12,050               52,320
    Purchase of property and equipment                        (543,555)         (50,864)          (1,744,084)
    Note receivable, stockholders                               53,685         (425,209)            (402,315)
                                                          --------------------------------------------------------
               Net cash used in investing activities          (589,870)        (464,023)          (2,194,079)
                                                          --------------------------------------------------------
Proceeds from issuance of stock                              4,340,320        1,861,200            8,270,377
Proceeds from issuance of notes payable                      3,712,576        1,575,000            5,417,601
Principal payments on notes payable                         (4,516,440)        (563,212)          (5,089,541)
                                                          --------------------------------------------------------
               Net cash provided by financing activities     3,536,456        2,872,988            8,598,437
                                                          --------------------------------------------------------
               Net change in cash                             (198,433)         180,729               15,452
Cash, at beginning of period                                   213,885           33,156                    -
                                                          --------------------------------------------------------
Cash at end of period                                          $15,452         $213,885              $15,452
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


         The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.



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

(1), Continued

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

         (i)      REVENUE RECOGNITION


         The Company has earned revenues and plans to earn revenue by providing access to its internet telephony system (access revenue) for long distance calls placed by the Company's customers and those of other carriers within the Company's service area (long distance). Access revenue is billed one month in advance and is recognized when earned. Long distance revenue is recognized when the service is rendered. Equipment sales were recognized on delivery of the equipment to the customer.

         The Company also earns revenue from business services and electronic commerce transactions. Business services revenues include fees. License revenues for enterprise services are recognized under Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-4, "Modification of SOP No. 97-2 with Respect to Certain Transactions." Revenues from enterprise services were not significant for all periods presented. Maintenance revenues for enterprise services are recognized ratably over the term of the contract. Revenues from advertising are recognized by the Company during the period the advertising occurs.

         The Company is presently operating in this one business segment and only in the United States.

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000

(1), Continued

         (j)      LOSS PER COMMON SHARE

         Earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

         (k)      SOFTWARE AND DEVELOPMENT COSTS


         The Company capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide services to customers. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software cost capitalized through December 31, 2000 amounts to $403,257 and is depreciated over three years.


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

(m)      COMPREHENSIVE INCOME

         In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the years ended December 31, 2000 and 1999, the Company has no items of comprehensive income.


(n)      RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be adopted in years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities. The Company implemented Statement 133 beginning in the first quarter of its fiscal year ending December 31, 2001, with no effect on its financial position, results of operations or cash flows.

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

                               ACCESS POWER, INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000


(4)      6% CONVERTIBLE DEBENTURE (Continued)
         -----------------------


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


         In November 2000 the FASB Emerging Issues Task Force reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The SEC required companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the "accounting conversion price" method to securities issued after May 21, 1999.

         Accordingly, the Company recorded a $2.25 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with the Debentures. The Company has presented the charge in the consolidated statements of operations as a cumulative effect of a change in accounting principle.



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


                                                                                            For the period
                                                                                              October 10, 1996
                                                 Year ended             Year ended                through
                                                December 31,           December 31,             December 31,
                                                    2000                   1999                    2000
                                            ------------------      ------------------      --------------------
        Pro forma net loss:
        As reported                            $ (7,237,055)           $ (2,503,945)           $  (12,238,079)
        Pro forma                                (7,237,055)             (2,558,934)              (12,360,840)
        Pro forma net loss per share
        As reported                                   (0.15)                  (0.10)                    (0.44)
        Pro forma                                     (0.15)                  (0.10)                    (0.44)


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


                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2000


(7)      SELECTED FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively:

                                               QUARTER        QUARTER           QUARTER           QUARTER             YEAR
                                                ENDED          ENDED             ENDED             ENDED              ENDED
                                              MARCH 31,       JUNE 30,        SEPTEMBER 30,      DECEMBER 31,      DECEMBER 31,
                                              ---------       --------        -------------      ------------      ------------
2000
----

Net revenues                                   $ 145,611          108,556           66,709            20,494           341,370
Gross profit                                     145,611          108,556           66,709            20,494           341,370
Net earnings from operations                  (1,150,839)      (1,154,414)      (1,227,805)       (1,347,884)       (4,880,942)

Basic and fully diluted
   earnings per share                              (0.04)           (0.03)           (0.03)            (0.07)            (0.16)

Weighted-average number of
   shares issued and outstanding              31,688,258       39,189,807       43,971,501        50,292,651        46,408,006

1999
----
Revenues                                         $14,550           13,250           51,649           100,602           180,051
Gross profit                                      12,495           12,665           51,334           100,602           177,096
Net earnings from operations                    (476,138)        (690,578)        (545,969)         (768,090)       (2,480,775)
Basic and fully diluted
   earnings per share                              (0.03)           (0.03)           (0.02)            (0.02)            (0.10)
Weighted-average number of
   shares issued and outstanding              16,979,668       25,825,159       31,386,691        28,639,358        25,174,029

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 2001.

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