Form 10QSB/A
period 2001-03-31
ACCESS POWER INC
filed 2001-06-08
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment to

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

Part I.   Financial Information

Item 1   Financial Statements

ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of March 31, 2001 and December 31, 2000

Assets
	March 31,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash	$ 75,223	$ 15,452
Certificate of deposit	100,000	100,000
Accounts receivable	43,563	56,312
Prepaid expenses	637,056	560,993
Inventory	-	-
Total current assets	855,842	732,757

Property and equipment, net	629,187	721,724

Other assets	7,000	8,000
Total assets	$ 1,492,029	$ 1,462,481

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,069,727	$ 2,154,321
Current portion of long-term debt	-	112,576
Total current liabilities	2,069,727	2,266,897

Long-term debt, less current portion	-	-
Convertible debentures	-	210,000

Total liabilities	2,069,727	2,476,897

Stockholders' equity:
Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 87,527,913 and 53,089,389 shares
at March 31, 2001 and December 31, 2000	87,526	53,087
Notes receivable, stockholders	(362,915)	(402,315)
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none 2001 and 2000	-	-
Additional paid in capital	13,271,054	11,572,891
Deficit accumulated during the development stage	(13,573,363)	(12,238,079)
	(577,698)	(1,014,481)

Total liabilities and stockholder' equity	$ 1,492,029	$ 1,462,481

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2001

			For the period
			October 10, 1996
			through
	2001	2000	March 31, 2001
Cash flows from operating activities:
Net loss	$(1,335,284)	$(1,171,449)	$ (13,573,363)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	76,839	51,262	891,378
Loss on disposal of property and equipment	-	-	33,341
Stock issued for services	38,350	-	1,032,474
Stock issued for interest	4,481	10,392	115,958
Cumulative effect of change in accounting principle	-	-	2,250,000
Beneficial conversion feature of debentures	180,000	-	180,000
Change in operating assets and liabilities:
Accounts receivable	12,749	(22,571)	(150,889)
Accounts payable and accrued expenses	(84,594)	(189,887)	2,197,480
Other assets	(76,663)	(210,207)	(549,407)
Inventory	-	-	-
Net cash used in operating activities	(1,184,122)	(1,532,460)	(7,573,028)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(100,000)
Proceeds from sale of property and equipment	6,400	-	58,720
Purchase of property and equipment	10,898	-	(1,733,186)
Note receivable, stockholder	39,400	40,400	(362,915)

Net cash used in investing activities	56,698	40,400	(2,137,381)

Cash flows from financing activities:
Proceeds from issuance of stock	1,509,771	944,219	9,780,148
Proceeds from issuance of notes payable	190,000	3,300,000	5,607,601
Principal payments on notes payable	(512,576)	(1,100,000)	(5,602,117)

Net cash provided by financing activities	1,187,195	3,144,219	9,785,632

Net change in cash	59,771	1,652,159	75,223

Cash, at beginning of period	15,452	213,885	-

Cash at end of period	$ 75,223	$ 1,866,044	$ 75,223

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months ended March 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2001

			For the period
			October 10, 1996
			through
	2001	2000	March 31, 2001

Revenue:
Product sales	$ -	$ -	$ 223,881
Services	7,907	145,611	573,397

Total revenue	7,907	145,611	797,278

Costs and expenses:
Cost of services	325,497	294,071	2,128,951
Cost of sales	-	-	164,605
Product development and marketing	274,425	358,502	2,973,970
General and administrative	558,788	643,877	6,415,100

Total costs and expenses	1,158,710	1,296,450	11,682,626

Loss from operation

Other income (expense):
Other income	-	-	2,380
Interest expense (including amortization of debt discount)	(184,481)	(20,610)	(433,515)
Loss on disposal of assets	-	-	(6,880)

Total other income (expense)	(184,481)	(20,610)	(438,015)

Net loss before cumulative effect of change in accounting principle	$ (1,335,284)	$ (1,171,449)	$ (11,323,363)

Cumulative effect of change in accounting principle	-	-	(2,250,000)

Net loss	$ (1,335,284)	$ (1,171,449)	$ (13,573,363)

Net loss per share	$ (0.02)	$ (0.04)	$ (0.47)

Weighted average number of shares	73,735,381	31,688,258	28,610,982

A.	Basis of Presentation

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

Expenses.

Direct Cost of Services, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs of carrying our customers’ PC to Phone traffic on leased networks. As a percentage of revenue we expect direct cost of revenue to initially in the near term to decrease as we have changed our model to charge on a per-minute basis. Longer term our direct cost of revenue will then increase, as there is then a decline in per-minute charges to our customers. We incur no variable costs on PC-to-PC calls. Cost of Services increased $31,426 to $325,497 representing the higher cost of our service provider this year compared to last as well the greater usage by FreeWebCall customers compared to Net.Caller customers. Product development and marketing expenses were $274,425 a decrease of $84,077 or 23.5%. Gateway services accounted for $73,277 of this decrease because it was reduced to $60,576 from $133, 853. These costs were reduced as part of our ongoing cost reduction program. Depreciation and amortization expenses increased by $25,575 representing our expenditure during fiscal year 2000 in new gateway server hardware and software. General and administrative expenses were $558,788 a decrease of $85,089 or 13.2%. Finders fees decreased $171,866 of this decrease representing lower financings in the quarter ended March 31, 2001 compared to March 31, 2000. Legal fees increased $28,971 and a lawsuit settlement cost $38,500. Payroll increased $17,759 or 10% from 177,229 to $194,988.

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

Expenses.

Cost of Services increased $269,572 to $294, 071 in the period ended March 31, 2000 representing the usage of our Net.Caller service in the current year. Net.Caller was introduced during April 1999. Product development and marketing expenses were $358,502 for the three months ended March 31, 2000 an increase of $155,662 or 77% from $202,840 in the prior year. Internet connection charges represented $59,482 of this increase and marketing and public/investor relations represented $81,403 of this increase. General and administrative expenses increased $382,583 to $643,877 or 146% in the three months ended March 31, 2000 from $261,294 in the same period of the prior year. Finder’s fees of $330,000 on the capital raises accounted for the majority of this increase and payroll and staffing expense represented $25,835 of this increase.

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

Our financing activities for the three months ended March 31, 2001, provided a net total of $1,187,195. Cash at the end of that period was $75,223. As of April 24, 2001, we had cash of $28,000 and working capital of ($1,030,000).  The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services.  Without sufficient sale of equity securities we will not be able to execute our business plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: June 8, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: June 8, 2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)