Form 10QSB
period 2001-06-30
ACCESS POWER INC
filed 2001-08-14
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
/X/	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes    X            No  ____

At August 7, 2001, there were issued and outstanding 93,027,261 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  _____  No     X

Part I.   Financial Information

Item 1   Financial Statements
ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of June 30, 2001 and December 31, 2000

Assets	June 30,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash	$ 10,820	$ 15,452
Certificate of deposit	-	100,000
Accounts receivable	38,035	56,312
Prepaid expenses	693,745	560,993
Inventory		-

Total current assets	742,600	732,757

Property and equipment, net (note 2)	550,628	721,724

Other assets	6,000	8,000

Total assets	$ 1,299,228	$ 1,462,481

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$ 2,212,262	$ 2,154,321
Current portion of long-term debt	-	112,576

Total current liabilities	2,212,262	2,266,897

Long-term debt, less current portion (note 3)	-	-
Convertible debentures (note 4)	-	210,000

Total liabilities	2,212,262	2,476,897

Stockholders' equity:
Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 91,954,676 and 53,089,389 shares
at June 30, 2001 and December 31, 2000	91,953	53,087
Notes receivable, stockholders	(362,860)	(402,315)
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none 2001 and 2000	-	-
Additional paid in capital	13,521,627	11,572,891
Deficit accumulated during the development stage	(14,163,085)	(12,238,079)

	(912,365)	(1,014,416)

Total liabilities and stockholders' equity	$ 1,299,897	$ 1,462,481

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months and six months ended June 30, 2001and 2000 and the cumulative period from October 10, 1996 (date of inception) through June 30, 2001
(unaudited)
					For the period
					October 10,
	Three months ended June 30,		Six months ended June 30,		1996 through
	2001	2000	2001	2000	June 30, 2001

Revenue:
Software/hardware sales	$ -	$ -	$ -	$ -	$ 223,881
Telcommunication services	9,452	108,556	17,359	254,167	582,849

Total revenue	9,452	108,556	17,359	254,167	806,730

Costs and expenses:
Cost of services	47,784	278,843	373,281	572,914	2,176,735
Cost of sales	-	-	-	-	164,605
Product development and marketing	157,251	475,455	431,676	833,957	3,131,221
General and administrative	359,432	508,372	918,220	1,152,249	6,774,532

Total costs and expenses	564,467	1,262,670	1,723,177	2,559,120	12,247,093

Loss from operations	(555,015)	(1,154,114)	(1,705,818)	(2,304,953)	(11,440,363)

Other income (expense):
Interest income	5,293	-	5,293	-	7,673
Interest expense	(40,000)	(17,501)	(224,481)	(38,112)	(473,515)
Loss on disposal of equipment	-	-	-	-	(6,880)

Total other income (expense)	(34,707)	(17,501)	(219,188)	(38,112)	(472,722)

Net loss before cumulative effect of
change in accounting principle	(589,722)	(1,171,616)	(1,925,006)	(2,343,065)	(11,913,085)

Cumulative effect of change in
accounting principle	-	-	-	-	(2,250,000)

Net loss	$ (589,722)	$ (1,171,616)	$ (1,925,006)	$(2,343,065)	$ (14,163,085)

Net loss per share	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.07)	$ (0.46)

Weighted average number of shares	89,206,064	39,189,807	81,470,723	37,639,055	31,047,327

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through June 30, 2001

			For the period
			October 10, 1996
	2001	2000	through
	(unaudited)	(unaudited)	June 30, 2001

Cash flows from operating activities:
Net loss	$ (1,925,006)	$ (2,343,065)	$ (14,163,085)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	153,718	102,525	968,257
Loss on disposal of property and equipment		-	33,341
Stock issued for services	158,350	47,000	1,152,474
Stock issued for interest	4,481	26,748	115,958
Cumulative effect of change in accounting principle	-	-	2,250,000
Beneficial conversion feature of debentures	220,000	-	220,000
Change in operating assets and liabilities:			-
Accounts receivable	18,277	(1,648)	(145,361)
Accounts payable and accrued expenses	(54,635)	(209,571)	2,227,439
Other assets	(132,752)	(151,218)	(605,496)
Inventory	-	-	-

Net cash used in operating activities	(1,557,567)	(2,529,229)	(7,946,473)

Cash flows from investing activities:
(Purchase) redemption of certificate of deposit	100,000	-	-
Proceeds from sale of property and equipment	14,800	-	67,120
Purchase of property and equipment	4,578	(249,441)	(1,739,506)
Note receivable	39,455	40,400	(362,860)

Net cash used in investing activities	158,833	(209,041)	(2,035,246)

Cash flows from financing activities:
Proceeds from issuance of stock	1,604,102	1,942,217	9,874,479
Proceeds from issuance of notes payable	245,000	3,300,000	5,662,601
Principal payments on notes payable	(455,000)	(2,171,440)	(5,544,541)

Net cash provided by financing activities	1,394,102	3,070,777	9,992,539

Net change in cash	(4,632)	332,507	10,820

Cash, at beginning of period	15,452	213,885	-

Cash at end of period	$ 10,820	$ 546,392	$ 10,820

A.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Period Ended June 30, 2001 Compared to Period Ended June 30, 2000

Revenues and Costs of Revenues.

Revenues decreased $99,104 from $108,556 in the three months ended June 30, 2001 compared to the previous year. Revenues decreased $236,808 from $254,167 in the six months ended June 30, 2001 compared to the previous year. Fee for service, advertising revenue and sales commissions accounted for the revenue in 2001 compared to only fee for service in 2000. Because its Internet advertising model did not generate sufficient revenue, the Company re-instituted fees for its FreeWebCall.com service on April 25, 2001 in addition to advertising sponsored service.

Expenses.

Direct Cost of Services, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs of carrying our customers’ PC to Phone traffic on leased networks. As a percentage of revenue we expect direct cost of revenue to initially in the near term to decrease as we have changed our model to charge on a per-minute basis. Longer term our direct cost of revenue will then increase, as there is then a decline in per-minute charges to our customers. We incur no variable costs on PC-to-PC calls. Cost of Services decreased $231,059 from $278,843 in the three months ended June 30, 2001 compared to the previous year. Cost of Services decreased $199,633 to $373,281 in the six months ended June 30, 2001. These decreases represent the lower usage by FreeWebCall customers in 2001 compared to Net.Caller customers in the previous year. Product development and marketing expenses were $157,251 a decrease of $318,204 or 67% in the three months ended June 30, 2001 compared to the previous year. Advertising, promotion and investor relations expenditures decreased $322,181 from $383,981 to $61,800 during the three months ended June 30,2001 compared to the previous year. Depreciation and amortization expenses increased by $25,575 representing our expenditure during fiscal year 2000 in new gateway server hardware and software. For the six months ended June 30, 2002 product development and marketing expenses decreased $402,281 or 48% to $431,676. Advertising, promotion and investor relations decreased $274,384 to $149,703 in the six months ended June 30, 2001. Gateway expenses decreased $81,963 in the six months ended June 30, 2001 compared to the previous year. General and administrative expenses were $359,432 a decrease of $148,940 or 29%. Salaries & wages decreased $103,510 and leased employee expense decreased $33,156 in the three months ended June 30, 2001 compared to the previous year. For the six months ended June 30, 2001 general and administrative expenses decreased $234,029 or 20%. Finders fees decreased $171,866 of this decrease and legal fees decreased $48,723 both representing lower financings in the six months ended June 30, 2001 compared to te previous year.

Period Ended June 30, 2000 Compared to Period Ended June 30, 1999

Revenues and Costs of Revenues. Revenues increased $95,306 from $13,250 to $108,556 in the three months ended June 30, 2000 compared to the same period in 1999. Revenues increased $226,367 to $254,167 from $27,800 in the six months ended June 30, 2000 compared to the prior year. These increases were the result of sales of our Net.Caller flat rate service which we began to offer in April 1999. Software sales decreased from $1,550 to zero and $8,400 to zero in the three and six months periods ended June 30,2000 compared to the prior year because we concentrated on providing our Net.Caller service instead of reselling software.

Expenses. Direct Cost of Services, Excluding Depreciation and Amortization. Our direct cost of revenue consists primarily of network costs of carrying our customers’ PC to Phone traffic on leased networks. As a percentage of revenue we expect direct cost of revenue to initially in the near term to decrease as we have changed our model to charge on a per-minute basis. Longer term our direct cost of revenue will then increase, as there is then a decline in per-minute charges to our customers. We incur no variable costs on PC-to-PC calls. Cost of Services increased $238,253 to $278,843 in the three months ended June 30, 2000. For the six months ended June 30, 2000 Cost of Services increased $521,674. These increases represent increased usage of our Net.Caller service which was introduced in April 1999. Product development and marketing expenses were $475,455 for the three months ended June 30, 2000 an increase of $97,791, or 25.6%, from $377,664 in the prior year. Marketing and public/investor relations represented $147,742 of this increase. For the six months ended June 30,2000, product development and marketing increased $229,244, or 37.9%, to $833,957. Marketing and public/investor relations represented $226,758 of this increase. General and administrative expenses increased $223,383, or 78%, to $508,372 in the three months ended June 30, 2000 from $284,989 for the same period in the prior year. Payroll and outside staffing services represented $205,909 of this increase. For the six months ended June 30,2000, general and administrative expenses increased $605,966, or 111%, to $1,152,249. Payroll and outside staffing represented $231,744 of this increase and finder’s fees on the capital raises accounted for $350,000 of the increase.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, we have raised approximately $4,340,000 from the sale of common stock and preferred stock, and have borrowed approximately $3,958,000 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through June 30, 2001. We realized negative cash from operating activities for the three months ended June 30, 2001, of ($1,557,567) compared to negative cash from operating activities of ($2,529,229). Investing activities for the period from inception through June 30, 2001 consisted primarily of equipment purchases to build out the network. Investing activities in the six months ended June 30, 2001, were $158,833 compared to ($209,041) during the six months ended June 30, 2000.

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

Our financing activities for the six  months ended June 30, 2001, provided a net total of $1,394,102. Cash at the end of that period was $10,820. As of August 7, 2001, we had cash of $27,000 and working capital of ($1,316,000).

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

Item 4. Submission of Matters to a Vote of Security Holders.

On March 7, 2001, a special meeting of shareholders was held to increase the authorized number of shares of common stock of the Company to 500,000,000 shares. An aggregate of 39,446,494 shares voted for the resolution and 4,498,313 shares voted against, with 189,545 abstentions.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit 10 - Employment Agreement of Howard L. Kaskel
(b)	No Reports on Form 8-K were filed during this period

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: August 7, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: August 7, 2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)