Form 10KSB40/A
period 2000-12-31
ACCESS POWER INC
filed 2001-09-07
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-KSB/A No. 3



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

         Our Internet protocol telephony gateway network allows us to offer competitively-priced call rates while providing premium communications features. Our current products and services are based primarily on PC-to-phone communications. The PC-to-phone service is done through our FreeWebCall.com service. Customers anywhere in the world can use a PC to place calls to telephones in the United States and 47 other countries. Customers order the service at our FreeWebCall.com web site and pre-pay on-line using a credit card or by mailing in a check or money order. Upon receipt of payment and account activation, the customer receives his or her codes via e-mail allowing him or her to use the service and place calls. The customer's PC-to-phone calls are charged to his or her account at a per minute rate based on where they are calling. Paying PC-to-phone customers are also eligible to use the free PC-to-PC calling service. Customers can sign up for only the PC-to-PC service which includes the collaboration features of text chat, file, document and whiteboard sharing. The service is also supported by advertising and product offerings from various providers. The offerings are in the form of banner ads displayed to site visitors and customers of FreeWebCall.com. Depending on the particular arrangement we receive payments for the advertising impressions that are displayed or sales commissions for purchases originating from our sites.

         While in our start-up and current development stages, we tested and introduced certain products and services, new to both the communications industry and us. In order to be competitive in our market place, we followed industry leaders by offering free services subsidized by Internet advertising. As the Internet advertising industry declined in both revenue and inventory, our revenue declined accordingly. We have since changed our business model to a pay service and are rebuilding our base of subscribers. To date, we have not realized revenues from sales of any products or services in amounts necessary to support all of our cash operating needs. We do not expect to become profitable within the next 24 months.

EXPANSION PLANS

         We believe we must expand our gateway network capacity and our customer base to achieve profitability. This expansion will be done in conjunction with the implementation of developments that will add further value to the customers of our services. Some of the developments will be low cost to us but intended to enhance the existing user experience within the free or low cost to consumer sponsor based model. We expect to add communication service offerings that will increase customer value and grow revenues. We are also working with various advertisers and suppliers to continue maximizing the opportunities presented by our site activity.

MARKETING

         Our current marketing focus is on FreeWebCall.com subscriber acquisition and the leveraging of the resultant activity by adding value to the subscriber experience and promoting or reselling various products and services. Subscriber acquisition is occurring primarily through developing relationships with on-line link distributors who display our advertisements at selected web-sites. The links refer Internet users to our site to join and become a member. Service revenue is generated by members who purchase our PC-to-phone service. Additional revenue is generated by displaying ad impressions or from sales commissions through marketing associations with suppliers of various products and services that are strategically promoted on our web site pages.


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

                          Independent Auditors' Report


The Board of Directors
Access Power, Inc.:

We have audited the accompanying balance sheets of Access Power, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Power, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

As discussed in note 4 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Emerging Issues Task
Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments in 2000.

/s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.


March 13, 2001
Maitland, Florida

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


                                                    ACCESS POWER, INC.
                                               (A Development Stage Company)
                                                 Statements of Operations
                         For the years ended December 31, 2000 and 1999 and the cumulative period

                                                                                                                   For the period
                                                                                                                  October 10, 1996
                                                                                                                        through
                                                                      2000                     1999               December 31, 2000
                                                                -------------              ----------             -----------------
Revenue:
     Product sales                                              $           -                   9,450                    223,881
     Services                                                         341,370                 170,601                    565,490
                                                                -------------              ----------                -----------
         Total revenue                                                341,370                 180,051                    789,371
                                                                -------------              ----------                -----------
Costs and expenses:
Cost of services                                                    1,438,776                 328,378                  1,803,454
Cost of sales                                                               -                   2,955                    164,605
Product development and marketing                                   1,279,330                 687,359                  2,699,545
General and administrative                                          2,504,206               1,642,134                  5,856,312
                                                                -------------              ----------                -----------

         Total costs and expenses                                   5,222,312               2,660,826                 10,523,916
                                                                -------------              ----------                -----------

Loss from operations                                               (4,880,942)             (2,480,775)                (9,734,545)

Other income (expense):
Interest income                                                            82                       -                      2,380
Interest expense                                                     (106,195)                (16,290)                  (249,034)
Loss on disposal of equipment                                               -                  (6,880)                    (6,880)
                                                                -------------              ----------                -----------
         Total other income (expense)                                (106,113)                (23,170)                  (253,534)

           Net loss before cumulative effect of change in
           accounting principle                                    (4,987,055)             (2,505,945)                (9,988,079)

           Cumulative effect of change in accounting
           principle                                               (2,250,000)                      -                 (2,000,000)
                                                                -------------              ----------                -----------
         Net loss                                               $  (7,237,055)             (2,503,945)               (11,988,079)
                                                                =============              ==========                ===========

         Loss per share:
           Loss before cumulative effect of change in
           accounting principle                                 $       (0.11)                  (0.10)                     (0.40)
         Cumulative effect of change in accounting principle    $       (0.05)                    -                        (0.09)
                                                                -------------              ----------                -----------
         Net loss                                               $       (0.16)                  (0.10)                    (0.49)
                                                                =============              ==========                ===========
         Weighted average number of shares                         46,408,006              25,174,029                 25,139,875
                                                                =============              ==========                ===========

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 7, 2001.

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