Form 10QSB/A
period 2001-03-31
ACCESS POWER INC
filed 2001-09-07
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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

			For the period
			October 10, 1996
			through
	2001	2000	March 31, 2001

Revenue:
Product sales	$ -	$ -	$ 223,881
Services	7,907	145,611	573,397

Total revenue	7,907	145,611	797,278

Costs and expenses:
Cost of services	325,497	294,071	2,128,951
Cost of sales	-	-	164,605
Product development and marketing	274,425	358,502	2,973,970
General and administrative	558,788	643,877	6,415,100

Total costs and expenses	1,158,710	1,296,450	11,682,626

Loss from operation

Other income (expense):
Other income	-	-	2,380
Interest expense (including amortization of debt discount)	(184,481)	(20,610)	(433,515)
Loss on disposal of assets	-	-	(6,880)

Total other income (expense)	(184,481)	(20,610)	(438,015)

Net loss before cumulative effect of change in accounting principle	$ (1,335,284)	$ (1,171,449)	$ (11,323,363)

Cumulative effect of change in accounting principle	-	-	(2,250,000)

Net loss	$ (1,335,284)	$ (1,171,449)	$ (13,573,363)

Loss per share:

Loss before cumulative effect of change in accounting principle	$ (0.02)	$ (0.04)	$ (0.039)

Cumulative effect of change in accounting principle	-	-	(0.08)

Net loss	$ (0.02)	$ (0.04)	$ (0.47)

Weighted average number of shares	73,735,381	31,688,258	28,610,982

A.	Basis of Presentation

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

Our Internet protocol telephony gateway network allows us to offer competitively-priced call rates while providing premium communications features. Our current products and services are based primarily on PC-to-phone communications. The PC-to-phone service is done through our FreeWebCall.com service. Customers anywhere in the world can use a PC to place calls to telephones in the United States and 47 other countries. Customers order the service at our FreeWebCall.com web site and pre-pay on-line using a credit card or by mailing in a check or money order. Upon receipt of payment and account activation, the customer receives his or her codes via e-mail allowing him or her to use the service and place calls. The customer’s PC-to-phone calls are charged to his or her account at a per minute rate based on where they are calling. Paying PC-to-phone customers are also eligible to use the free PC-to-PC calling service. Customers can sign up for only the PC-to-PC service which includes the collaboration features of text chat, file, document and whiteboard sharing. The service is also supported by advertising and product offerings from various providers. The offerings are in the form of banner ads displayed to site visitors and customers of FreeWebCall.com. Depending on the particular arrangement we receive payments for the advertising impressions that are displayed or sales commissions for purchases originating from our sites.

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

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: September 7, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: September 7, 2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)