Form 10QSB/A
period 2001-06-30
ACCESS POWER INC
filed 2001-09-07
CIK 1041588

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
(unaudited)
					For the period
					October 10,
	Three months ended June 30,		Six months ended June 30,		1996 through
	2001	2000	2001	2000	June 30, 2001

Revenue:
Software/hardware sales	$ -	$ -	$ -	$ -	$ 223,881
Telcommunication services	9,452	108,556	17,359	254,167	582,849

Total revenue	9,452	108,556	17,359	254,167	806,730

Costs and expenses:
Cost of services	47,784	278,843	373,281	572,914	2,176,735
Cost of sales	-	-	-	-	164,605
Product development and marketing	157,251	475,455	431,676	833,957	3,131,221
General and administrative	359,432	508,372	918,220	1,152,249	6,774,532

Total costs and expenses	564,467	1,262,670	1,723,177	2,559,120	12,247,093

Loss from operations	(555,015)	(1,154,114)	(1,705,818)	(2,304,953)	(11,440,363)

Other income (expense):
Interest income	5,293	-	5,293	-	7,673
Interest expense	(40,000)	(17,501)	(224,481)	(38,112)	(473,515)
Loss on disposal of equipment	-	-	-	-	(6,880)

Total other income (expense)	(34,707)	(17,501)	(219,188)	(38,112)	(472,722)

Net loss before cumulative effect of
change in accounting principle	(589,722)	(1,171,616)	(1,925,006)	(2,343,065)	(11,913,085)

Cumulative effect of change in
accounting principle	-	-	-	-	(2,250,000)

Net loss	$ (589,722)	$ (1,171,616)	$ (1,925,006)	$(2,343,065)	$ (14,163,085)

Loss per share:

Loss before cumulative effect of
change in accounting principle	(0.01)	(0.03)	(0.02)	(0.07)	(0.39)

Cumulative effect of change in
accounting principle	-	-	-	-	(0.07)

Net loss	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.07)	$ (0.46)

Weighted average number of shares	89,206,064	39,189,807	81,470,723	37,639,055	31,047,327

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