Form 10KSB/A
period 2000-12-31
ACCESS POWER INC
filed 2001-11-07
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-KSB/A No. 4



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

                               ACCESS POWER, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


           FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000


Independent Auditors' Report................................................F-2

Independent Auditors' Report................................................F-3


Balance Sheets at December 31, 2000 and 1999................................F-4

Statements of Operations for the years ended
   December 31, 2000 and 1999 and the cumulative
   period from October 10, 1996
   (date of inception) through December 31, 2000............................F-5

Statements of Stockholders' Equity for the years ended
   December 31, 2000 and 1999 and the period from
   October 10, 1996 (date of inception) through
   December 31, 2000........................................................F-6

Statements of Cash Flows for the years ended
   December 31, 2000 and 1999 and the cumulative period
   from October 10, 1996 (date of inception) through
   December 31, 2000........................................................F-7

Notes to Financial Statements...............................................F-8

                          Independent Auditors' Report


The Board of Directors
Access Power, Inc.:

Under date of March 13, 2001, we isssued our audit report on the balance sheets of Access Power, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity and cash flows for each of the years then ended and the cumulative period from October 10, 1996 (date of inception) through December 31, 2000 that were included in the annual report on Form 10-K for the year 2000.

Access Power, Inc. is amending its aforementioned annual report by substituting the attached financial statements for the corresponding items in the original filing.

Our aforementioned audit report dated March 13, 2001 applies to the financial statements and related financial statement schedules of Access Power, Inc. included in its annual report on Form 10-K as it is being amended.

/s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.


March 13, 2001
Maitland, Florida

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
                                                                                    ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                             2,154,321               683,011
    Current portion of long-term debt                                                   112,576               168,956
                                                                                    -----------           -----------
           Total current liabilities                                                  2,266,897               851,967

Long-term debt, less current portion (note 3)                                                 -               207,484
Convertible debentures (note 4)                                                         210,000               750,000
                                                                                    -----------           -----------
           Total liabilities                                                          2,476,897             1,809,451
                                                                                    -----------           -----------
Stockholders' equity:
    Common stock, $.001 par value, authorized 100,000,000 shares, issued and
        outstanding 53,089,389 and 31,248,253 shares in 2000 and 1999                    53,087                31,249
    Notes receivable, stockholders                                                     (402,315)             (456,000)
    Preferred stock, $.001 par value, authorized 10,000,000 shares, issued and
        outstanding none and 3,952 shares in 2000 and 1999                                    -                     4
    Additional paid in capital                                                       12,000,011             5,101,109
    Deficit accumulated during the development stage                                (12,665,199)           (5,355,424)
                                                                                    -----------           -----------
                                                                                     (1,014,416)             (679,062)
                                                                                    -----------           -----------
Commitments (notes 3 and 4)

           Total liabilities and stockholders' equity                               $ 1,462,481           $ 1,130,389
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


                                                    ACCESS POWER, INC.
                                               (A Development Stage Company)
                                                 Statements of Operations
                         For the years ended December 31, 2000 and 1999 and the cumulative period

                                                                                                                   For the period
                                                                                                                  October 10, 1996
                                                                                                                        through
                                                                      2000                     1999               December 31, 2000
                                                                -------------              ----------             -----------------
Revenue:
     Product sales                                              $           -                   9,450                    223,881
     Services                                                         341,370                 170,601                    565,490
                                                                -------------              ----------                -----------
         Total revenue                                                341,370                 180,051                    789,371
                                                                -------------              ----------                -----------
Costs and expenses:
Cost of services                                                    1,438,776                 328,378                  1,803,454
Cost of sales                                                               -                   2,955                    164,605
Product development and marketing                                   1,279,330                 687,359                  2,699,545
General and administrative                                          2,504,206               1,642,134                  5,856,312
                                                                -------------              ----------                -----------

         Total costs and expenses                                   5,222,312               2,660,826                 10,523,916
                                                                -------------              ----------                -----------

Loss from operations                                               (4,880,942)             (2,480,775)                (9,734,545)

Other income (expense):
Interest income                                                            82                       -                      2,380
Interest expense                                                   (2,428,915)               (370,690)                (2,926,154)
Loss on disposal of equipment                                               -                  (6,880)                    (6,880)
                                                                -------------              ----------                -----------
         Total other income (expense)                              (2,428,833)               (377,570)                (2,930,654)

         Net loss                                              $   (7,309,755)            $(2,858,345)              $(12,665,199)
                                                                =============              ==========                ============

         Net loss per share                                    $        (0.16)            $     (0.11)              $      (0.50)
                                                                =============              ==========                ============
         Weighted average number of shares                         46,408,006              25,174,029                 25,139,875
                                                                =============              ==========                ===========

See accompanying notes to financial statements.

                                                         ACCESS POWER, INC.
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000


                                                                            COMMON STOCK             PREFERRED STOCK
                                                                    --------------------------    --------------------
                                                    DATE               SHARES          AMOUNT     SHARES       AMOUNT
                                                 ----------------------------------------------------------------------
Common stock issued to founding directors                             8,000,000         8,000        --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------

Balances at December 31, 1996                                         8,000,000         8,000        --           --

Common stock issued for cash                       5/23/97              750,000           750        --           --
Common stock issued for cash                       6/30/97            1,000,000         1,000        --           --
Common stock issued for cash                       7/97 - 10/97       1,734,000         1,734        --           --
Stock issuance cost                                                        --            --          --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------

Balances at December 31, 1997                                        11,484,000        11,484        --           --

Preferred stock issued for cash                    5/98                    --            --         1,000           1
Common stock issued as additional interest         2/2/98                50,000            50        --           --
Common stock issued as additional interest         2/19/98              125,000           125        --           --
Common stock issued as finder's fee                2/19/98               75,000            75        --           --
Common stock issued for services                   2/98                  25,000            25        --           --
Common stock issued for cash                       9/24/98               50,000            50        --           --
Preferred stock issued for cash                    11/98                   --            --           100         --
Common stock issued for finder's fee               11/98                 60,857            61        --           --
Preferred stock issued for cash                    12/98                   --            --            25         --
Common stock issued for investment banking fee     12/98                 30,000            30        --           --
Conversion of preferred stock to common stock      12/98                425,931           426         (75)        --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1998                                        12,325,788        12,326       1,050           1
                                                                    -----------      --------     -------      ------

Common stock issued for cash                       6/99               3,745,000         3,745        --           --
Preferred stock issued for cash                    1/99                    --            --            75         --
Common stock issued for finder's fee               1/99                  25,777            26        --           --
Common stock issued for services                   6/99               3,207,950         3,208        --           --
Common stock issued as additional interest         12/99                144,204           144        --           --
Common stock issued to retire debt                 4/99                 400,000           400        --           --
Common issued on convertible debentures            12/99              2,464,691         2,465        --           --
Common stock converted to preferred                9/99              (3,952,000)       (3,952)      3,952           4
Preferred stock converted to common stock          1/99 - 4/99       12,886,843        12,887      (1,125)         (1)
Value of warrants in excess of exercise price      12/99                   --            --          --           --
Value of beneficial conversion feature of          9/99-12/99
   debentures                                                              --            --          --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1999                                        31,248,253        31,249       3,952           4
                                                                    ===========      ========     =======      ======


Preferred stock converted to common stock          1/00               3,952,000         3,952      (3,952)          (4)
Common stock issued on exercise of warrants        1/00-2/00            600,000           600        --           --
Common stock issued for cash                       1/00-3/00            682,000           682        --           --
Common stock issued for services                   9/00-11/00           670,000           670        --           --
Common stock issued on convertible debentures      1/00-12/00        15,540,325        15,540        --           --
Common stock issued as interest                    1/00-12-00           396,811           394        --           --
Value of warrants in excess of exercise price      1/00                    --            --          --           --
Value of beneficial conversion feature of          1/00-9/00
   debentures                                                              --            --          --           --
                                                                    -----------      --------     -------     --------

Balances at December 31, 2000                                        53,089,389        53,087        --           --
                                                                    ===========      ========     =======     ========


                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000
                                                            (continued)


                                                    ADDITIONAL                           TOTAL
                                                     PAID IN          ACCUMULATED    STOCKHOLDERS'
                                                     CAPITAL            DEFICIT          EQUITY
                                                     -------            -------          ------

Common stock issued to founding directors               (7,200)            --                800
Net loss                                                  --             (5,701)          (5,701)
                                                   -----------      -----------      -----------

Balances at December 31, 1996                           (7,200)          (5,701)          (4,901)

Common stock issued for cash                            35,000             --             35,750
Common stock issued for cash                           100,000             --            101,000
Common stock issued for cash                           854,573             --            856,307
Stock issuance cost                                    (75,000)            --            (75,000)
Net loss                                                  --           (426,438)        (426,438)
                                                   -----------      -----------      -----------

Balances at December 31, 1997                          907,373         (432,139)         486,718

Preferred stock issued for cash                        999,999             --          1,000,000
Common stock issued as additional interest              29,950             --             30,000
Common stock issued as additional interest              84,250             --             84,375
Common stock issued as finder's fee                     24,925             --             25,000
Common stock issued for services                        27,163             --             27,188
Common stock issued for cash                            24,950             --             25,000
Preferred stock issued for cash                        100,000             --            100,000
Common stock issued for finder's fee                    19,817             --             19,878
Preferred stock issued for cash                         25,000             --             25,000
Common stock issued for investment banking fee           9,970             --             10,000
Conversion of preferred stock to common stock             (426)            --               --
Net loss                                                  --         (2,064,940)      (2,064,940)
                                                   -----------      -----------      -----------
Balances at December 31, 1998                        2,252,971       (2,497,079)        (231,781)
                                                   -----------      -----------      -----------

Common stock issued for cash                         1,282,455             --          1,286,200
Preferred stock issued for cash                         75,000             --             75,000
Common stock issued for finder's fee                     6,418             --              6,444
Common stock issued for services                       621,831             --            625,039
Common stock issued as additional interest              19,837             --             19,981
Common stock issued to retire debt                      49,600             --             50,000
Common issued on convertible debentures                447,535             --            450,000
Common stock converted to preferred                      3,948             --               --
Preferred stock converted to common stock              (12,886)            --               --
Value of warrants in excess of exercise price           14,400             --              14,400
Value of beneficial conversion feature of
   debentures                                          340,000             --            340,000
Net loss                                                  --         (2,858,345)      (2,858,345)
                                                   -----------      -----------      -----------
Balances at December 31, 1999                        5,101,109       (5,355,424)        (223,062)
                                                   ===========      ===========      -----------


Preferred stock converted to common stock               (3,948)            --               --
Common stock issued on exercise of warrants             46,400             --             47,000
Common stock issued for cash                           146,538             --            147,220
Common stock issued for services                       165,530             --            166,200
Common stock issued on convertible debentures        4,130,560             --          4,146,100
Common stock issued as interest                         91,102             --             91,496
Value of warrants in excess of exercise price          322,720             --            322,720
Value of beneficial conversion feature of
   debentures                                        2,000,000             --          2,000,000
Net loss                                                  --         (7,309,775)      (7,309,775)
                                                   -----------      -----------      -----------

Balances at December 31, 2000                       12,000,011      (12,665,199)        (612,101)
                                                   ===========      ===========      ===========

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

              Forthe years ended December 31, 2000 and 1999 and the
                cumulative period from October 10, 1996 (date of
                      inception) through December 31, 2000

                                                                                             FOR THE PERIOD OCTOBER
                                                                                               10, 1996 THROUGH
                                                                2000             1999          DECEMBER 31, 2000
                                                          --------------------------------------------------------
Cash flows from operating activities:
    Net loss                                               $(7,309,755)     $(2,858,345)        $(12,665,199)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                          261,397          204,323              814,539
        Loss on disposal of property and equipment                   -            6,880               33,341
        Stock issued for services                              166,200          631,483              994,124
        Stock issued for interest                               91,496           19,981              111,477
        Value of beneficial conversion feature of
           debentures                                        2,000,000          340,000            2,340,000
        Value of warrants in excess of exercise price          322,720           14,400              337,120
        Change in operating assets and liabilities:
           Accounts receivable                                  15,772         (150,265)            (163,638)
           Accounts payable and accrued expenses             1,471,310         (173,025)           2,282,074
           Other assets                                       (185,939)        (263,638)            (472,744)
           Inventory                                            21,800              (30)                   -
                                                          --------------------------------------------------------
               Net cash used in operating activities        (3,145,019)      (2,228,236)          (6,388,906)
                                                          --------------------------------------------------------
Cash flows from investing activities:
    Purchase of certificate of deposit                        (100,000)               -             (100,000)
    Proceeds from sale of property and equipment                     -           12,050               52,320
    Purchase of property and equipment                        (543,555)         (50,864)          (1,744,084)
    Note receivable, stockholders                               53,685         (425,209)            (402,315)
                                                          --------------------------------------------------------
               Net cash used in investing activities          (589,870)        (464,023)          (2,194,079)
                                                          --------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of stock                            194,220        1,411,200            3,674,277
    Proceeds from issuance of notes payable                  3,712,576        1,575,000            5,417,601
    Principal payments on notes payable                       (370,340)        (113,112)            (493,441)
                                                          --------------------------------------------------------
               Net cash provided by financing activities     3,536,456        2,872,988            8,598,437
                                                          --------------------------------------------------------
               Net change in cash                             (198,433)         180,729               15,452
Cash, at beginning of period                                   213,885           33,156                    -
                                                          --------------------------------------------------------
Cash at end of period                                     $     15,452         $213,885              $15,452
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


         Accordingly, the Company recorded $2,322,720 and $354,400 non-cash expense during the years ended December 31, 2000 and 1999, respectively, to account for a beneficial conversion feature associated with the Debentures. The Company has presented the charge as interest expense in the accompanying consolidated statements of operations.


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


                                                                                            For the period
                                                                                              October 10, 1996
                                                 Year ended             Year ended                through
                                                December 31,           December 31,             December 31,
                                                    2000                   1999                    2000
                                            ------------------      ------------------      --------------------
        Pro forma net loss:
        As reported                            $ (7,309,775)           $ (2,858,345)           $  (12,665,199)
        Pro forma                                (7,309,775)             (2,913,334)              (12,787,960)
        Pro forma net loss per share
        As reported                                   (0.16)                  (0.11)                    (0.50)
        Pro forma                                     (0.16)                  (0.11)                    (0.50)

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

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

(7)      SELECTED FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively:

                                               QUARTER        QUARTER           QUARTER           QUARTER             YEAR
                                                ENDED          ENDED             ENDED             ENDED              ENDED-
                                              MARCH 31,       JUNE 30,        SEPTEMBER 30,      DECEMBER 31,      DECEMBER 31,
                                              ---------       --------        -------------      ------------      ------------
2000
----

Net revenues                                 $   145,611          108,556           66,709            20,494           341,370
Gross profit                                     145,611          108,556           66,709            20,494           341,370
Net earnings from operations                  (1,150,839)      (1,154,414)      (1,227,805)       (1,347,884)       (4,880,942)
Basic and fully diluted
   earnings per share                              (0.04)           (0.03)           (0.03)            (0.07)            (0.16)
Weighted-average number of
   shares issued and outstanding              31,688,258       39,189,807       43,971,501        50,292,651        46,408,006

1999
----
Revenues                                     $    14,550           13,250           51,649           100,602           180,051
Gross profit                                      12,495           12,665           51,334           100,602           177,096
Net earnings from operations                    (476,138)        (690,578)        (545,969)         (768,090)       (2,480,775)
Basic and fully diluted
   earnings per share                              (0.03)           (0.03)           (0.02)            (0.02)            (0.10)
Weighted-average number of
   shares issued and outstanding              16,979,668       25,825,159       31,386,691        28,639,358        25,174,029

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2001.

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