Form 10QSB/A
period 2001-06-30
ACCESS POWER INC
filed 2001-11-07
CIK 1041588

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

Part I.   Financial Information

Item 1   Financial Statements
ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of June 30, 2001 and December 31, 2000

Assets	June 30,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash	$ 10,820	$ 15,452
Certificate of deposit	-	100,000
Accounts receivable	38,035	56,312
Prepaid expenses	693,745	560,993
Inventory		-

Total current assets	742,600	732,757

Property and equipment, net (note 2)	550,628	721,724

Other assets	6,000	8,000

Total assets	$1,299,228	$ 1,462,481

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$ 2,211,593	$ 2,154,321
Current portion of long-term debt	-	112,576

Total current liabilities	2,211,593	2,266,897

Long-term debt, less current portion (note 3)	-	-
Convertible debentures (note 4)	-	210,000

Total liabilities	2,211,593	2,476,897

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000 shares and
100,000,000, issued and outstanding 91,954,676 and 53,089,389
shares at June 30, 2001 and December 31, 2000	91,953	53,087
Notes receivable, stockholders	(362,860)	(402,315)
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none 2001 and 2000	-	-
Additional paid in capital	13,948,747	12,000,011
Deficit accumulated during the development stage	(14,590,205)	(12,665,199)

	(912,365)	(1,014,416)

Total liabilities and stockholders' equity	$ 1,299,228	$ 1,462,481

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months and six months ended June 30, 2001and 2000 and the cumulative period from October 10, 1996 (date of inception) through June 30, 2001
(unaudited)
					For the period
					October 10,
	Three months ended June 30,		Six months ended June 30,		1996 through
	2001	2000	2001	2000	June 30, 2001

Revenue:
Software/hardware sales	$ -	$ -	$ -	$ -	$ 223,881
Telcommunication services	9,452	108,556	17,359	254,167	582,849

Total revenue	9,452	108,556	17,359	254,167	806,730

Costs and expenses:
Cost of services	47,784	278,843	373,281	572,914	2,176,735
Cost of sales	-	-	-	-	164,605
Product development and marketing	157,251	475,455	431,676	833,957	3,131,221
General and administrative	359,432	508,372	918,220	1,152,249	6,774,532

Total costs and expenses	564,467	1,262,670	1,723,177	2,559,120	12,247,093

Loss from operations	(555,015)	(1,154,114)	(1,705,818)	(2,304,953)	(11,440,363)

Other income (expense):
Interest income	5,293	-	5,293	-	7,673
Interest expense	(40,000)	(17,501)	(224,481)	(2,260,832)	(3,150,635)
Loss on disposal of equipment	-	-	-	-	(6,880)

Total other income (expense)	(34,707)	(17,501)	(219,188)	(2,260,832)	(3,149,842)

Net Loss	$ (589,722)	$ (1,171,616)	$ (1,925,006)	$(4,565,785)	$ (14,590,205)

Net loss per share	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.12)	$ (0.47)

Weighted average number of shares	89,206,064	39,189,807	81,470,723	37,639,055	31,047,327

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through June 30, 2001
			For the period
			October 10, 1996
	2001	2000	through
	(unaudited)	(unaudited)	June 30, 2001

Cash flows from operating activities:
Net loss	$(1,925,006)	$(4,565,785)	$(14,590,205)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	153,718	102,525	968,257
Loss on disposal of property and equipment		-	33,341
Stock issued for services	158,350	47,000	1,152,474
Stock issued for interest	4,481	26,748	115,958
Value of beneficial conversion feature of debentures	220,000	1,900,000	2,560,000
Value of warrants in excess of exercise price	-	322,720	337,120
Change in operating assets and liabilities:			-
Accounts receivable	18,277	(1,648)	(145,361)
Accounts payable and accrued expenses	(54,635)	(209,571)	2,227,439
Other assets	(132,752)	(151,218)	(605,496)
Inventory	-	-	-

Net cash used in operating activities	(1,557,567)	(2,529,229)	(7,946,473)

Cash flows from investing activities:
(Purchase) redemption of certificate of deposit	100,000	-	-
Proceeds from sale of property and equipment	14,800	-	67,120
Purchase of property and equipment	4,578	(249,441)	(1,739,506)
Note receivable	39,455	40,400	(362,860)

Net cash used in investing activities	158,833	(209,041)	(2,035,246)

Cash flows from financing activities:
Proceeds from issuance of stock	1,149,102	1,942,217	4,823,379
Proceeds from issuance of notes payable	245,000	3,300,000	5,662,601
Principal payments on notes payable	-	(2,171,440)	(493,441)

Net cash provided by financing activities	1,394,102	3,070,777	9,992,539

Net change in cash	(4,632)	332,507	10,820

Cash, at beginning of period	15,452	213,885	-

Cash at end of period	$ 10,820	$ 546,392	$ 10,820

A.	Basis of Presentation

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

Our financing activities for the six  months ended June 30, 2001, provided a net total of $1,394,102. Cash at the end of that period was $10,820. As of October 30, 2001, we had cash of $2,000 and working capital of ($1,555,000).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: November 6, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: November 6, 2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)