Form 10QSB
period 2001-09-30
ACCESS POWER INC
filed 2001-11-14
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
/X/	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes    X            No  ____

At November 9, 2001, there were issued and outstanding 93,302,045 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  _____  No     X

Part I.   Financial Information

Item 1   Financial Statements
ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of September 30, 2001 and December 31, 2000

Assets	September 30	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash	$1,399	$15,452
Certificate of deposit	-	100,000
Accounts receivable	12,321	56,312
Prepaid expenses	622,621	560,993

Total current assets	636,341	732,757

Property and equipment	487,241	721,724

Other assets	5,000	8,000

Total assets	$1,128,582	$1,462,481

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,402,877	$2,154,321
Current portion of long-term debt	-	112,576

Total current liabilities	2,402,877	2,266,897

Long-term debt, less current portion		-
Convertible debentures	-	210,000

Total liabilities	2,402,877	2,476,897

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000 and 100,000,000 shares, issued and outstanding 93,302,045 and 53,089,389
shares at September 30, 2001 and December 31, 2000	93,301	53,087
Notes receivable, stockholders	(362,860)	(402,315)
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none 2001 and 2000	-	-
Additional paid in capital	13,986,649	12,000,011
Deficit accumulated during the development stage	(14,991,385)	(12,665,199)

	(1,274,295)	(1,014,416)

Total liabilities and stockholders' equity	$1,128,582	$1,462,481

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months and nine months ended September 30, 2001and 2000 and the cumulative period from October 10, 1996 (date of inception) through September 30, 2001
(unaudited)

					For the period
	Three months ended September 30,		Nine months ended September 30,		October 10, 1996 through
	2001	2000	2001	2000	September 30, 2001

Revenue:
Software/hardware sales	$-	$-	$-	$-	$223,881
Telcommunication services	2,506	66,709	19,866	320,876	585,356

Total revenue	2,506	66,709	19,866	320,876	809,237

Costs and expenses:
Cost of services	17,653	607,206	390,934	1,180,120	2,194,388
Cost of sales	-		-	-	164,605
Product development and marketing	150,455	296,923	582,131	1,130,880	3,281,676
General and administrative	220,578	390,385	1,138,798	1,542,634	6,995,110

Total costs and expenses	388,686	1,294,514	2,111,863	3,853,634	12,635,779

Loss from operations	(386,180)	(1,227,805)	(2,091,998)	(3,532,758)	(11,826,543)

Other income (expense):
Interest income	-	-	5,293	-	7,673
Interest expense	(15,000)	(156,344)	(239,481)	(2,417,176)	(3,165,635)
Loss on disposal of equipment	-	-	-	-	(6,880)

Total other income (expense)	(15,000)	(156,344)	(234,188)	(2,417,176)	(3,164,842)

Net loss	(401,180)	(1,384,149)	(2,326,186)	(5,949,934)	(14,991,385)

Net loss per share	$(0.00)	$(0.03)	$(0.03)	$(0.15)	$(0.41)

Weighted average number of shares	92,761,328	43,971,501	85,400,924	39,749,871	36,641,672

ACCESS POWER, INC.
(A Development Stage Company

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through September 30, 2001
(Unaudited)
			For the period
			October 10, 1996
			through
	2001	2000	September 30, 2001

Cash flows from operating activities:
Net loss	$(2,326,186)	$(5,949,934)	$(14,991,385)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	230,557	102,525	1,045,096
Loss on disposal of property and equipment		-	33,341
Stock issued for services	158,350	47,000	1,152,474
Stock issued for interest	4,481	26,748	115,958
Value of beneficial conversion feature of debentures	235,000	1,900,000	2,575,000
Value of warrants in excess of exercise price	-	322,720	337,120
Change in operating assets and liabilities:
Accounts receivable	43,991	(1,648)	(119,647)
Accounts payable and accrued expenses	150,032	(209,571)	2,432,106
Other assets	(80,664)	(151,218)	(553,408)
Inventory	-	-	-

Net cash used in operating activities	(1,584,439)	(2,529,229)	(7,973,345)

			-
Cash flows from investing activities:
(Purchase) redemption of certificate of deposit	100,000	-	-
Proceeds from sale of property and equipment	14,800	-	67,120
Purchase of property and equipment	(2,221)	(249,441)	(1,746,305)
Note receivable	39,455	40,400	(362,860)

Net cash used in investing activities	152,034	(209,041)	(2,042,045)

			-
Cash flows from financing activities:
Proceeds from issuance of stock	1,149,102	1,942,217	4,823,379
Proceeds from issuance of notes payable	269,250	3,300,000	5,686,851
Principal payments on notes payable	-	(2,171,440)	(493,441)

Net cash provided by financing activities	1,418,352	3,070,777	10,016,789

			-
Net change in cash	(14,053)	332,507	1,399

Cash, at beginning of period	15,452	213,885	-

			-
Cash at end of period	$1,399	$546,392	$1,399

A.	Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Our Internet protocol telephony gateway network allows us to offer competitively priced call rates while providing premium communications features. Our current products and services are based primarily on PC-to-phone communications. The PC-to-phone service is done through our FreeWebCall.com service. Customers anywhere in the world can use a PC to place calls to telephones in the United States and 47 other countries. Customers order the service at our FreeWebCall.com web site and pre-pay on-line using a credit card or by mailing in a check or money order. Upon receipt of payment and account activation, the customer receives his or her codes via e-mail allowing him or her to use the service and place calls. The customer’s PC-to-phone calls are charged to his or her account at a per minute rate based on where they are calling. Paying PC-to-phone customers are also eligible to use the free PC-to-PC calling service. Customers can sign up for only the PC-to-PC service which includes the collaboration features of text chat, file, document and whiteboard sharing. The service is also supported by advertising and product offerings from various providers. The offerings are in the form of banner ads displayed to site visitors and customers of FreeWebCall.com. Depending on the particular arrangement we receive payments for the advertising impressions that are displayed or sales commissions for purchases originating from our sites.

While in our start-up and current development stages, we tested and introduced certain products and services, new to both the communications industry and us. In order to be competitive in our market place, we followed industry leaders by offering free services subsidized by Internet advertising. We built a subscriber base of approximately 500,000 by offering this free service. As the Internet advertising industry declined in both revenue and inventory, our revenue declined accordingly. We have since changed our business model to a combination of free and for-pay services and are rebuilding our base of subscribers from zero. Our free service is PC-to-PC based and we do not incur any network costs by offering this product. We use the site traffic generated from the free service to offer pay services and products. As of October 31, 2001, we have 21,370 subscribers, primarily users of the free service. To date, we have not realized enough revenues from sales of any products or services in amounts necessary to support all of our cash operating needs.

In order to achieve sustainable commercial, as well as break-even, operations, we are pursuing co-branding opportunities for our phone-to-PC service, as well as developing new products that leverage our computer telephony experience, network capacity and hardware capabilities. Based on our prior experience of co-branding for-pay services, we expect to grow at a rate of 1,000 customers per month, with an average gross revenue of $10 per customer per month. At this rate of growth, we expect to be able to sustain operations within 24 months and reach break-even within 36 months.

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

PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO PERIOD ENDED SEPTEMBER 30, 2000

REVENUES AND COSTS OF REVENUES.

Revenues decreased $64,203 from $66,709 in the three months ended September 30, 2001 compared to the previous year. Revenues decreased $301,010 from $320,876 in the nine months ended September 30, 2001 compared to the previous year. The period ending September 30, 2000 included revenues realized from our Net.Caller™ service, which was a for-pay service that we discontinued during that reporting period. We followed industry leaders at that time by offering free services subsidized by advertising. The subsequent Internet advertising industry decline made our free service no longer a viable business model. We had to change to a for-pay offering and rebuild our base of subscribers from zero. Our revenue decline reported in the period ending September 30, 2001 is reflective of the changeover in business model and rebuilding of our customer base.

EXPENSES.

Our direct cost of revenue consists primarily of network costs of carrying our customers’ PC to Phone traffic on leased networks. As a percentage of revenue we expect direct cost of revenue to initially, in the near term, to decrease as we have changed our model to charge on a per minute basis. Longer term our direct cost of revenue will then increase, as there is then a decline in the per-minute charges to our customers. We incur no variable costs on PC-to-PC calls. Cost of Services decreased $589,553 from $607,206 to $17,653 in the three months ended September 30, 2001 compared to the previous year. Cost of Services decreased $789,726 from $1,180,120 to $390,934 in the nine months ended September 30, 2001. These decreases represent the lower usage as described in the above Revenue discussion. Product development and marketing expenses were $150,455 a decrease of $146,468 or 49% in the three months ended September 30, 2001. Promotional advertising expenses decreased $77,837, Internet gateway expenses decreased $85,110. For the nine months ended September 30, 2001 product development and marketing expenses decreased $548,749 or 49% to $582,131. Promotional advertising decreased $210,881, public relations expenses decreased $155,839, gateway services decreased $167,093 and contract labor decreased $72,269. General and administrative expenses decreased $169,807 or 43% from $390,385 to $220,578. Payroll and outside labor decreased $64,534, insurance expense decreased $7,437, professional fees decreased $20,043, office supplies and expenses decreased $7,618 and communications expense decreased $26,715.

PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO PERIOD ENDED SEPTEMBER 30, 1999

REVENUES AND COSTS OF REVENUES.

Revenues increased $16,110 from $50,599 to $66,709 in the three months ended September 30, 2000 compared to the same period in 1999. Revenues increased $241,427 to $320,876 from $79,449 in the nine months ended September 30, 2000 compared to the prior year. These increases were the result of sales of our Net.caller service, which we began to offer April of 1999. Software sales decreased from $1,050 to zero and $9,450 to zero in the three and nine months periods ended September 30, 2000 compared to the prior year because we concentrated on providing our Net.Caller service instead of reselling software.

EXPENSES.

Our direct cost of revenue consists primarily of network costs of carrying our customers’ PC to Phone traffic on leased networks. As a percentage of revenue we expect direct cost of revenue to initially, in the near term, to decrease as we have changed our model to charge on a per minute basis. Longer term our direct cost of revenue will then increase, as there is then a decline in the per-minute charges to our customers. We incur no variable costs on PC-to-PC calls. Cost of services increased $524,996 to $607,206 in the three months ended September 30, 2000. For the nine months ended September 30, 2000 Cost of Services increased $1,033,953 to $1,155,838. These increases represent increased usage of our Net.Caller service which was introduced in April 1999. Product development and marketing expenses were $296,923 up $173,689 from $123,234 for the three months ended September 30, 2000, compared to the same three months of the prior year. Advertising and public/investor relations represented $115,235 of this increase. For the nine months ended September 30,2000, product development and marketing increased $401,718 or 55%, to $1,130,880. Public/investor relations represented $361,913 of this increase. These increase were the result of the marketing and sales of the Net.Caller service which we began to market in April 1999. General and administrative expenses decreased $1,474, to $390,385 in the three months ended September 30, 2000 from $391,859 for the same period in the prior year. Payroll and outside staffing services increased $45,502, legal fees increased $43,192 offset by $100,000 lower finders fee. For the nine months ended September 30,2000, general and administrative expenses increased $604,492, or 64%, to $1,542,634. Payroll and outside staffing represented $277,245 of this increase and finder's fees on the capital raises accounted for $250,000 of the increase.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. To date, we have raised approximately $4,823,000 from the sale of common stock and preferred stock, and have borrowed approximately $3,713,000 from investors and stockholders. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through September 30, 2001. We realized negative cash from operating activities for the nine months ended September 30, 2001, of ($1,584,439) compared to negative cash from operating activities of ($2,529,229) in the previous year. Investing activities for the period from inception through September 30, 2001 consisted primarily of equipment purchases to build out the network.

The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for international expansion through affiliations and other business relationships.  Furthermore, without sufficient sales of securities under an equity line or otherwise, we may not be able to continue operations.

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

Our financing activities for the nine months ended September 30, 2001, provided a net total of $1,418,352. Cash at the end of that period was $1,399. As of Oct 31, 2001, we had cash of $4,939 and working capital of ($1,561,000).

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
None
(b)	Reports on Form 8-K were filed during this period
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: November 14, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: November 14,2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)