Form 10KSB/A
period 2000-12-31
ACCESS POWER INC
filed 2001-11-16
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-KSB/A No. 5



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


The 1999 financial statements have been restated for a prior period adjustment for the effect of the beneficial conversion feature of the convertible debentures as disclosed in note 8.



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

                                                         ACCESS POWER, INC.
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000


                                                                            COMMON STOCK             PREFERRED STOCK
                                                                    --------------------------    --------------------
                                                    DATE               SHARES          AMOUNT     SHARES       AMOUNT
                                                 ----------------------------------------------------------------------
Common stock issued to founding directors                             8,000,000         8,000        --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------

Balances at December 31, 1996                                         8,000,000         8,000        --           --

Common stock issued for cash                       5/23/97              750,000           750        --           --
Common stock issued for cash                       6/30/97            1,000,000         1,000        --           --
Common stock issued for cash                       7/97 - 10/97       1,734,000         1,734        --           --
Stock issuance cost                                                        --            --          --           --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1997                                        11,484,000        11,484        --           --
                                                                    -----------      --------     -------      ------

Preferred stock issued for cash                    5/98                    --            --         1,000           1
Common stock issued as additional interest         2/2/98                50,000            50        --           --
Common stock issued as additional interest         2/19/98              125,000           125        --           --
Common stock issued as finder's fee                2/19/98               75,000            75        --           --
Common stock issued for services                   2/98                  25,000            25        --           --
Common stock issued for cash                       9/24/98               50,000            50        --           --
Preferred stock issued for cash                    11/98                   --            --           100         --
Common stock issued for finder's fee               11/98                 60,857            61        --           --
Preferred stock issued for cash                    12/98                   --            --            25         --
Common stock issued for investment banking fee     12/98                 30,000            30        --           --
Conversion of preferred stock to common stock      12/98                425,931           426         (75)        --
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1998                                        12,325,788        12,326       1,050           1
                                                                    -----------      --------     -------      ------

Common stock issued for cash                       6/99               3,745,000         3,745        --           --
Preferred stock issued for cash                    1/99                    --            --            75         --
Common stock issued for finder's fee               1/99                  25,777            26        --           --
Common stock issued for services                   6/99               3,207,950         3,208        --           --
Common stock issued as additional interest         12/99                144,204           144        --           --
Common stock issued to retire debt                 4/99                 400,000           400        --           --
Common issued on convertible debentures            12/99              2,464,691         2,465        --           --
Common stock converted to preferred                9/99              (3,952,000)       (3,952)      3,952           4
Preferred stock converted to common stock          1/99 - 4/99       12,886,843        12,887      (1,125)         (1)
Net loss                                                                   --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1999 as previously reported                 31,248,253        31,249       3,952           4
Prior period adjustment (note 8)                                           --            --          --           --
                                                                    -----------      --------     -------      ------
Balances at December 31, 1999, as restated                           31,248,253        31,249       3,952           4
                                                                    -----------      --------     -------      ------


Preferred stock converted to common stock          1/00               3,952,000         3,952      (3,952)          (4)
Common stock issued on exercise of warrants        1/00-2/00            600,000           600        --           --
Common stock issued for cash                       1/00-3/00            682,000           682        --           --
Common stock issued for services                   9/00-11/00           670,000           670        --           --
Common stock issued on convertible debentures      1/00-12/00        15,540,325        15,540        --           --
Common stock issued as interest                    1/00-12-00           396,811           394        --           --
Value of warrants in excess of exercise price      1/00                    --            --          --           --
Value of beneficial conversion feature of          1/00-9/00
   debentures                                                              --            --          --           --
                                                                    -----------      --------     -------     --------

Balances at December 31, 2000                                        53,089,389        53,087        --           --
                                                                    ===========      ========     =======     ========


                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                        For the years ended December 31, 2000 and 1999 and the period from October 10, 1996
                                           (date of inception) through December 31, 2000
                                                            (continued)


                                                    ADDITIONAL                           TOTAL
                                                     PAID IN          ACCUMULATED    STOCKHOLDERS'
                                                     CAPITAL            DEFICIT          EQUITY
                                                     -------            -------          ------

Common stock issued to founding directors               (7,200)            --                800
Net loss                                                  --             (5,701)          (5,701)
                                                   -----------      -----------      -----------

Balances at December 31, 1996                           (7,200)          (5,701)          (4,901)

Common stock issued for cash                            35,000             --             35,750
Common stock issued for cash                           100,000             --            101,000
Common stock issued for cash                           854,573             --            856,307
Stock issuance cost                                    (75,000)            --            (75,000)
Net loss                                                  --           (426,438)        (426,438)
                                                   -----------      -----------      -----------

Balances at December 31, 1997                          907,373         (432,139)         486,718

Preferred stock issued for cash                        999,999             --          1,000,000
Common stock issued as additional interest              29,950             --             30,000
Common stock issued as additional interest              84,250             --             84,375
Common stock issued as finder's fee                     24,925             --             25,000
Common stock issued for services                        27,163             --             27,188
Common stock issued for cash                            24,950             --             25,000
Preferred stock issued for cash                        100,000             --            100,000
Common stock issued for finder's fee                    19,817             --             19,878
Preferred stock issued for cash                         25,000             --             25,000
Common stock issued for investment banking fee           9,970             --             10,000
Conversion of preferred stock to common stock             (426)            --               --
Net loss                                                  --         (2,064,940)      (2,064,940)
                                                   -----------      -----------      -----------
Balances at December 31, 1998                        2,252,971       (2,497,079)        (231,781)
                                                   -----------      -----------      -----------

Common stock issued for cash                         1,282,455             --          1,286,200
Preferred stock issued for cash                         75,000             --             75,000
Common stock issued for finder's fee                     6,418             --              6,444
Common stock issued for services                       621,831             --            625,039
Common stock issued as additional interest              19,837             --             19,981
Common stock issued to retire debt                      49,600             --             50,000
Common issued on convertible debentures                447,535             --            450,000
Common stock converted to preferred                      3,948             --               --
Preferred stock converted to common stock              (12,886)            --               --
Net loss                                                  --         (2,503,945)      (2,503,945)
                                                   -----------      -----------      -----------
Balances at December 31, 1999, as previously         4,746,709       (5,001,024)        (223,062)
   reported
Prior period adjustment (note 8)                       354,400         (354,400)            --
                                                   -----------      -----------      -----------
Balances at December 31, 1999, as restated          5,101,109        (5,355,424)        (223,062)
                                                   -----------      -----------      -----------

Preferred stock converted to common stock               (3,948)            --               --
Common stock issued on exercise of warrants             46,400             --             47,000
Common stock issued for cash                           146,538             --            147,220
Common stock issued for services                       165,530             --            166,200
Common stock issued on convertible debentures        4,130,560             --          4,146,100
Common stock issued as interest                         91,102             --             91,496
Value of warrants in excess of exercise price          322,720             --            322,720
Value of beneficial conversion feature of
   debentures                                        2,000,000             --          2,000,000
Net loss                                                  --         (7,309,775)      (7,309,775)
                                                   -----------      -----------      -----------

Balances at December 31, 2000                       12,000,011      (12,665,199)        (612,101)
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

(8)      PRIOR PERIOD ADJUSTMENT

         The balance of accumulated deficit at December 31, 1999 has been restated from amounts previously reported to reflect a retroactive charge of $354,400 for additional interest expense related to the benefitial conversion feature of convertible debentrues as required under Emerging Issues Task Force 98-5.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2001.

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