Form 10QSB/A
period 2001-03-31
ACCESS POWER INC
filed 2001-11-16
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
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

Part I.   Financial Information

Item 1   Financial Statements

ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of March 31, 2001 and December 31, 2000

Assets
	March 31,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash	$ 75,223	$ 15,452
Certificate of deposit	100,000	100,000
Accounts receivable	43,563	56,312
Prepaid expenses	637,056	560,993
Inventory	-	-
Total current assets	855,842	732,757

Property and equipment, net	629,187	721,724

Other assets	7,000	8,000
Total assets	$ 1,492,029	$ 1,462,481

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,069,727	$ 2,154,321
Current portion of long-term debt	-	112,576
Total current liabilities	2,069,727	2,266,897

Long-term debt, less current portion	-	-
Convertible debentures	-	210,000

Total liabilities	2,069,727	2,476,897

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000 shares, issued and outstanding 87,527,913 and 53,089,389 shares
at March 31, 2001 and December 31, 2000	87,526	53,087
Notes receivable, stockholders	(362,915)	(402,315)
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none 2001 and 2000	-	-
Additional paid in capital	13,698,174	12,000,011
Deficit accumulated during the development stage	(14,000,483)	(12,665,199)
	(577,698)	(1,014,416)

Total liabilities and stockholder' equity	$ 1,492,029	$ 1,462,481

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2001

			For the period
			October 10, 1996
			through
	2001	2000	March 31, 2001
Cash flows from operating activities:
Net loss	$(1,335,284)	$(1,171,449)	$ (14,000,483)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	76,839	51,262	891,378
Loss on disposal of property and equipment	-	-	33,341
Stock issued for services	38,350	-	1,032,474
Stock issued for interest	4,481	10,392	115,958
Value of beneficial conversion feature of debentures	180,000	190,000,000	2,520,000
Value of warrants in excess of exercise price	-	322,720	337,120
Change in operating assets and liabilities:
Accounts receivable	12,749	(22,571)	(150,889)
Accounts payable and accrued expenses	(84,594)	(189,887)	2,197,480
Other assets	(76,663)	(210,207)	(549,407)
Inventory	-	-	-
Net cash used in operating activities	(1,184,122)	(1,532,460)	(7,573,028)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(100,000)
Proceeds from sale of property and equipment	6,400	-	58,720
Purchase of property and equipment	10,898	-	(1,733,186)
Note receivable, stockholder	39,400	40,400	(362,915)

Net cash used in investing activities	56,698	40,400	(2,137,381)

Cash flows from financing activities:
Proceeds from issuance of stock	1,509,771	194,219	4,784,048
Proceeds from issuance of notes payable	190,000	3,300,000	5,607,601
Principal payments on notes payable	(112,576)	(350,000)	(606,017)

Net cash provided by financing activities	1,187,195	3,144,219	9,785,632

Net change in cash	59,771	1,652,159	75,223

Cash, at beginning of period	15,452	213,885	-

Cash at end of period	$ 75,223	$ 1,866,044	$ 75,223

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months ended March 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2001

			For the period
			October 10, 1996
			through
	2001	2000	March 31, 2001

Revenue:
Product sales	$ -	$ -	$ 223,881
Services	7,907	145,611	573,397

Total revenue	7,907	145,611	797,278

Costs and expenses:
Cost of services	325,497	294,071	2,128,951
Cost of sales	-	-	164,605
Product development and marketing	274,425	358,502	2,973,970
General and administrative	558,788	643,877	6,415,100

Total costs and expenses	1,158,710	1,296,450	11,682,626

Loss from operation

Other income (expense):
Other income	-	-	2,380
Interest expense (including amortization of debt discount)	(184,481)	(2,243,330)	(3,110,635)
Loss on disposal of assets	-	-	(6,880)

Total other income (expense)	(184,481)	(2,243,330)	(3,115,135)

Net loss	$ (1,335,284)	$ (1,171,449)	$ (14,000,483)

Net loss per share	$ (0.02)	$ (0.04)	$ (0.49)

Weighted average number of shares	73,735,381	31,688,258	28,610,982

A.	Basis of Presentation

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

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: November 16, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: November 16, 2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)