Form 10KSB/A
period 2000-12-31
ACCESS POWER INC
filed 2001-12-03
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-KSB/A No. 6



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



March 13, 2001, except for note 8 which the date is November 12, 2001 Maitland, Florida

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 3, 2001.

                                       ACCESS POWER, INC.


                                       By:  *
                                          -------------------------------------
                                       Glenn A. Smith, Chief Executive Officer



     Signature                     Position
     ---------                     --------

 /s/ Glenn A. Smith                President and Chief
----------------------------       Executive Officer and Director
Glenn A. Smith                     (principal executive officer)

  *
----------------------------       Chief Financial Officer
Howard Kaskel                      (principal financial and accounting officer)


  *                                Director
----------------------------
Tod R. Smith


  *                                Director
----------------------------
Maurice J. Matovich


*By: /s/ Glenn A. Smith
    ------------------------------
    Glenn A. Smith
    Attorney-in-Fact