Form 10QSB/A
period 2001-09-30
ACCESS POWER INC
filed 2001-12-06
CIK 1041588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Amendment No. 1
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

Part I.   Financial Information

Item 1   Financial Statements
ACCESS POWER, INC.
(A Development Stage Company)

Balance Sheets

As of September 30, 2001 and December 31, 2000

Assets	September 30	December 31,
	2001 (Restated)	2000 (Restated)
	(unaudited)
Current assets:
Cash	$1,399	$15,452
Certificate of deposit	-	100,000
Accounts receivable	12,321	56,312
Prepaid expenses	622,621	560,993

Total current assets	636,341	732,757

Property and equipment	487,241	721,724

Other assets	5,000	8,000

Total assets	$1,128,582	$1,462,481

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,402,877	$2,154,321
Current portion of long-term debt	-	112,576

Total current liabilities	2,402,877	2,266,897

Long-term debt, less current portion		-
Convertible debentures	-	210,000

Total liabilities	2,402,877	2,476,897

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000 and 100,000,000 shares, issued and outstanding 93,302,045 and 53,089,389
shares at September 30, 2001 and December 31, 2000	93,301	53,087
Notes receivable, stockholders	(362,860)	(402,315)
Preferred stock, $.001 par value, authorized 10,000,000 shares,
issued and outstanding none 2001 and 2000	-	-
Additional paid in capital	13,986,649	12,000,011
Deficit accumulated during the development stage	(14,991,385)	(12,665,199)

	(1,274,295)	(1,014,416)

Total liabilities and stockholders' equity	$1,128,582	$1,462,481

ACCESS POWER, INC.
(A Development Stage Company)

Statements of Operations

For the three months and nine months ended September 30, 2001and 2000 and the cumulative period from October 10, 1996 (date of inception) through September 30, 2001
(unaudited)

					For the period
	Three months ended September 30,		Nine months ended September 30,		October 10, 1996 through
	2001	2000 (Restated)	2001 (Restated)	2000 (Restated)	September 30, 2001 (Restated)

Revenue:
Software/hardware sales	$-	$-	$-	$-	$223,881
Telcommunication services	2,506	66,709	19,866	320,876	585,356

Total revenue	2,506	66,709	19,866	320,876	809,237

Costs and expenses:
Cost of services	17,653	607,206	390,934	1,180,120	2,194,388
Cost of sales	-		-	-	164,605
Product development and marketing	150,455	296,923	582,131	1,130,880	3,281,676
General and administrative	220,578	390,385	1,138,798	1,542,634	6,995,110

Total costs and expenses	388,686	1,294,514	2,111,863	3,853,634	12,635,779

Loss from operations	(386,180)	(1,227,805)	(2,091,998)	(3,532,758)	(11,826,543)

Other income (expense):
Interest income	-	-	5,293	-	7,673
Interest expense	(15,000)	(156,344)	(239,481)	(2,417,176)	(3,165,635)
Loss on disposal of equipment	-	-	-	-	(6,880)

Total other income (expense)	(15,000)	(156,344)	(234,188)	(2,417,176)	(3,164,842)

Net loss	(401,180)	(1,384,149)	(2,326,186)	(5,949,934)	(14,991,385)

Net loss per share	$(0.00)	$(0.03)	$(0.03)	$(0.15)	$(0.41)

Weighted average number of shares	92,761,328	43,971,501	85,400,924	39,749,871	36,641,672

ACCESS POWER, INC.
(A Development Stage Company

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through September 30, 2001
(Unaudited)
			For the period
			October 10, 1996
			through
	2001 (Restated)	2000 (Restated)	September 30, 2001 (Restated)

Cash flows from operating activities:
Net loss	$(2,326,186)	$(5,949,934)	$(14,991,385)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	230,557	102,525	1,045,096
Loss on disposal of property and equipment		-	33,341
Stock issued for services	158,350	47,000	1,152,474
Stock issued for interest	4,481	26,748	115,958
Value of beneficial conversion feature of debentures	235,000	1,900,000	2,575,000
Value of warrants in excess of exercise price	-	322,720	337,120
Change in operating assets and liabilities:
Accounts receivable	43,991	(1,648)	(119,647)
Accounts payable and accrued expenses	150,032	(209,571)	2,432,106
Other assets	(80,664)	(151,218)	(553,408)
Inventory	-	-	-

Net cash used in operating activities	(1,584,439)	(2,529,229)	(7,973,345)

			-
Cash flows from investing activities:
(Purchase) redemption of certificate of deposit	100,000	-	-
Proceeds from sale of property and equipment	14,800	-	67,120
Purchase of property and equipment	(2,221)	(249,441)	(1,746,305)
Note receivable	39,455	40,400	(362,860)

Net cash used in investing activities	152,034	(209,041)	(2,042,045)

			-
Cash flows from financing activities:
Proceeds from issuance of stock	1,149,102	1,942,217	4,823,379
Proceeds from issuance of notes payable	269,250	3,300,000	5,686,851
Principal payments on notes payable	-	(2,171,440)	(493,441)

Net cash provided by financing activities	1,418,352	3,070,777	10,016,789

			-
Net change in cash	(14,053)	332,507	1,399

Cash, at beginning of period	15,452	213,885	-

			-
Cash at end of period	$1,399	$546,392	$1,399

A.	Basis of Presentation

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

Footnote

  The financial statements for the nine months ended September 30, 2001 and 2000 have been restated to reflect charges of $220,000 and $2,222,720, respectively, for additional interest expense related to the beneficial conversion feature of convertible debentures and warrants as required under Emerging Issues Task Force 98-5.

The effects of this prior period adjustment for the nine months ended September 30, 2001 and 2000 are as follows:

	2001	2000
Loss from operations:
As previously reported	$(2,091,998)	$(3,532,758)
As restated	(2,091,998)	(3,532,758)
Net loss:
As previously reported	(2,091,186)	(3,727,214)
As restated	(2,326,186)	(5,949,934)
Net loss per share:
As previously reported	(0.02)	(0.09)
As restated	(0.03)	(0.15)
Additional paid-in capital:
As previously reported	13,766,649	9,677,291 (a)
As restated	13,986,649	12,000,01 )(a)
Accumulated deficit:
As previously reported	(12,079,365)	(9,988,179)(a)
As restated	(14,991,395)	(12,665,199)(a)

(a)     Additional paid-in capital and accumulated deficit at December 31, 2000 as previously reported and as restated respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS POWER, INC.

By: /s/ Glenn A. Smith	Date: December 6, 2001
Glenn A. Smith
President

/s/ Howard L. Kaskel	Date: December 6,2001
Howard L. Kaskel
Chief Financial Officer
(principal financial and accounting officer)