Form 10KSB40
period 2001-12-31
ACCESS POWER INC
filed 2002-04-01
CIK 1041588

ACCESS POWER INC

                              Filing Type: 10KSB40
                           Description: Annual Report
                            Filing Date: Apr 01, 2002
                            Period End: Dec 31, 2001


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: ACCR

--------------------------------------------------------------------------------
                                Table of Contents


--------------------------------------------------------------------------------

                               10KSB40/A OTHERDOC

PART I.........................................................................2
ITEM 1.........................................................................2
ITEM 2.........................................................................4
ITEM 3.........................................................................4
ITEM 4.........................................................................5
PART II........................................................................5
ITEM 5.........................................................................5
Table 1........................................................................6
ITEM 6.........................................................................7
ITEM 7.........................................................................9
ITEM 8.........................................................................9
PART III.......................................................................9
ITEM 9.........................................................................9
ITEM 10.......................................................................10
Table 2.......................................................................11
Table 3.......................................................................11
ITEM 11.......................................................................12
Table 4.......................................................................12
Table 5.......................................................................12
Balance Sheet.................................................................17
Income Statement..............................................................18
Table 8.......................................................................19
Table 9.......................................................................20
Cash Flow Statement...........................................................21
Table 11......................................................................24
Table 12......................................................................25
Table 13......................................................................27
Table 14......................................................................27

                                 EX-10 OTHERDOC

Table 15......................................................................30

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

           /X/ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

           / /    Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        Commission File Number 333-65069

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

State issuer's revenues for its most recent fiscal year.  $19,645

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 16, 2002 there were 96,624,599 shares of Common Stock outstanding held by non-affiliates of the issuer, with an aggregate value of $1,932,492 (based upon a value of $0.02 per share, the average of the high and low bid price of the Common Stock on March 16, 2002)

              At March 16, 2002, there were issued and outstanding
                       109,370,099 shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

              CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

         Some of the statements in this annual report under

 - ITEM 1. DESCRIPTION OF BUSINESS, and
 - ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

and elsewhere in this annual report are "forward-looking statements." Forward-looking statements include, among other things, statements about the competitiveness of the telecommunications industry, our plans and objectives for future operations, the likelihood of our success in developing and expanding our business, potential regulatory obligations, and other statements that are not historical facts. The forward-looking statements included herein are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties, many of which are beyond our control. When used in this annual report, the words "anticipate," "believe,", "estimate," or similar expressions generally identify forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

     In evaluating these statements, you should specifically consider various factors, including the risks outlined in this document and in our former registration statements or future registration statements. These factors may cause our actual results to differ materially from any forward-looking statement.



                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

     Formed in 1996, Access Power, Inc. provides collaboration services to the consumer and business markets and has been a pioneer provider of global Internet-based communications for voice and multi-media applications, integrating the Internet and traditional telephony. As of March 1, 2002 the Company retained 6 full time, and 1 part time, employees. In addition, certain aspects of Access Power's software development efforts are outsourced.

     The Company's consumer-oriented web portal, FreeWebCall.com(TM), offers a suite of PC-to-PC collaboration services including audio, text chat, video conferencing, document sharing and program sharing. The offering of PC-to-Phone services, offered through FreeWebCall.com and e-button(TM), to new customers, has recently been suspended in response to market conditions.

     PowerConferenceCall(TM), scheduled for launch during the second quarter of 2002, is a business-oriented audio conferencing service. The introduction of PowerConferenceCall marks a focused expansion into the business-oriented segment of the collaboration industry. Initially, this service will provide audio conferencing, the largest portion of the collaboration market, utilizing the public switched telephone network (PSTN). Longer term, we believe that the growth of the market will continue to shift to more elaborate product suites that will draw increasingly upon Internet-based features, possibly including even the audio component of the conference. We will promote and service this shift through an evolving integration of voice and data communications technologies, drawing upon our background in the Internet-based communications business.

Industry Background

     The collaboration industry has been growing in both the consumer and business segments. Traditional telephony technology is being combined with evolving and increasing capabilities of Internet-based technologies, establishing a dynamic infrastructure to support consumer and business communication needs. The capabilities of these technologies and the increasing acceptance and need for virtual collaboration have contributed to considerable growth in the collaboration industry.

     Historically, long distance telephone services have been offered through PSTN using traditional telephone lines, a well-established and quality service. In recent years, however, the Internet's developing technologies, unprecedented popularity, and commercialization have accelerated the integration of technologies involving computers and telephones.

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

     Internet telephony has certain advantages over traditional long distance telephone services. First, voice and message traffic through Internet telephony systems is less expensive than traditional telephone systems because Internet telephony services are not subject to the tariffs affecting traditional telephone services. Also, the Internet protocol telephony network routes transmissions using packet-based switching that is less expensive to deploy and allows for more efficient use of the capacity that exists in the communications infrastructure. Second, Internet protocol telephony has superior capability than traditional telecommunications technology for innovative features such as interactive document and data sharing and multi-media data transmissions.

     Despite these advances in Internet-based communications, the business segment in particular has continued to utilize the traditional PSTN due to the need for high voice transmission quality and reliability, especially for multi-point conferencing.


Access Power Solutions and Strategies

     Access Power provides separate solutions to the consumer and business market segments.

     Consumer Market

     For consumers, we have historically provided PC-to-Phone and PC-to-PC services primarily through FreeWebCall.com, a sponsor-supported product that charges customers for long distance telephone usage for the PC-to-Phone component. FreeWebCall.com customers' experience is supported by a standards-based solution featuring Microsoft's NetMeeting software and Cisco Systems hardware.

     FreeWebCall.com reached a subscriber base over 500,000. This subscriber base has fallen to approximately 30,000 reflecting the increasing availability of inexpensive or free services from competitors. In response, we have suspended processing new orders for FreeWebCall.com PC-to-Phone.com.


     Business Segment

     Access Power's products have historically been consumer-oriented, with relatively limited product offerings, such as e-button, aimed at the business segment. We are introducing a new product, PowerConferenceCall, announced in March, 2002 and scheduled for launch in the second quarter of 2002 that is targeted at the business community. PowerConferenceCall is an audio teleconferencing service that utilizes and enhances the PSTN, bridging multiple lines together, managing audio quality and providing conferencing features not typically available on the traditional PSTN. This service is normally used by business customers who pay for the service primarily on a per minute per line basis. Feature sets apply to how the call can be managed by participants (e.g., self-muting) and hosts (e.g., recording segments of the call). Calls can be scheduled, which enables certain features, such as system notifications and reminders, or they can be initiated on demand, using pre-assigned toll-free numbers and access codes.

     The scheduled launch of PowerConferenceCall will expand our collaboration presence in the business community. The business collaboration market is substantial and we intend to establish ourselves in this market segment with differentiated teleconferencing services. This service launch will increase our utilization of the established PSTN for audio teleconferencing, which is the technology that currently comprises most of the business collaboration market. To the extent growth in the business collaboration industry shifts to more elaborate product suites that draw increasingly upon Internet-based features, we will have established an expanded relationship with that segment and will be prepared to promote and support the evolving technologies and services.

     This business segment of the collaboration market is well-established and is growing rapidly. As a result there is a considerable base of well-established competitors. These competitors fall primarily into two groups: 1) Traditional telephone companies who also provide conferencing services; 2) Conference Service Providers who specialize in conferencing services. Our strategy is to compete with both groups on the basis of ease of use, features and overall value, proactively selling our services to small and medium sized business in selected business services markets that we believe are most likely to respond to our value proposition.


ITEM 2.  PROPERTY


     The Company headquarters, executive offices and customer service center are located in facilities consisting of approximately 3,000 square feet in a 13,500 square foot office building in Ponte Vedra Beach, Florida. The lease on the space started in September 1997 and includes two successive extension options; the first extension option was exercised on April 1, 2000. The Company is paying approximately $5,000 per month rent under this lease which expires August 15, 2002. The Company believes the office space is adequate for its current needs and could easily be replaced with other suitable accommodations.


    The Company maintains its servers and network equipment through co-location arrangements with local service providers. These facilities are climate controlled and offer the necessary telephone, internet and electrical power services. Providers of these services are available from more than one source.


ITEM 3.  LEGAL PROCEEDINGS

     Access Power is a party to two legal proceedings arising in the course of its business. These proceedings are described below. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, although no assurances can be given, Access Power believes, based on the nature of and Access Power's understanding of the facts and circumstances which give rise to such actions and claims, that the ultimate resolution of these items, are not likely to have a materially adverse effect on Access Power's financial position.

     In February of 2002, Sunrise International Leasing Corporation (the Plaintiff) filed suit in Hennepin County District Court in the State of Minnesota against Access Power (the Defendant). The Plaintiff is a leasing organization, which leased equipment to Defendant. Plaintiff alleges that Defendant defaulted on its lease payments and is seeking the return of the leased equipment, along with $54, 645.55 plus expenses. Defendant is currently in negotiations with the Plaintiff in this matter.

     In February of 2002 Business Telecom, Inc (the Plaintiff) filed suit in St. Johns County District Court in the State of Florida against Access Power (the Defendant). The Plaintiff is a telecommunications service provider. The Plaintiff is seeking $608,708.52 plus interest and court costs for services related to a 1999 agreement between the parties. The Defendant believes it has strong legal and factual defenses, and intends to vigorously contest the claim.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during 4th quarter - see Part II Item 5 for Voting held March 7, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded over-the-counter and quoted on the OTC electronic bulletin board under the symbol "ACCR" on a limited and sometimes sporadic basis. Quoting began in December of 1997. The reported high and low bid prices for the common stock are shown below for the indicated periods through December 31, 2001. The prices presented are bid prices that represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions. As of December 31, 2001 there were approximately 352 shareholders of record of our common stock.


                                                            Bid
                                                            ---

                                                       Low        High
                                                       ---        ----

1998
----
First Quarter                                          $0.81      $1.38
Second Quarter                                         $1.38      $4.06
Third Quarter                                          $0.53      $2.19
Fourth Quarter                                         $0.22      $0.75

1999
----
First Quarter                                          $0.08      $0.33
Second Quarter                                         $0.12      $1.56
Third Quarter                                          $0.30      $0.79
Fourth Quarter                                         $0.20      $0.97

2000
----
First Quarter                                          $0.37      $3.47
Second Quarter                                         $0.43      $1.43
Third Quarter                                          $0.22      $0.47
Fourth Quarter                                         $0.09      $0.29

2001
----
First Quarter                                          $0.05      $0.13
Second Quarter                                         $0.03      $0.05
Third Quarter                                          $0.02      $0.03
Fourth Quarter                                         $0.02      $0.08

     At a special meeting on March 7, 2001, our shareholders approved an increase in our authorized capital stock to 500,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Of the preferred stock, 1,200 shares have been designated as Series A Convertible Preferred Stock and 4,000 shares have been designated as Series B Convertible Preferred Stock. Of the preferred stock, none is outstanding. The following summary of our capital stock does not purport to be complete and is qualified in its entirety by reference to our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which are included as exhibits to the Registration Statement that became effective December 6, 2001, and the applicable provisions of the Florida Business Corporation Act.

     Previous to March 7, 2001, we had issued 23,534,500 shares of common stock to Grandview Court, LLP for an aggregate of $1,149,171. The shares were issued as follows:



Date                             Number of Shares             Price
----                             ----------------             -----
1/21/01                                  2,222,222            $0.045
1/19/01                                 17,014,778            $0.045
2/12/01                                  4,297,500            $0.0657
                                      -------------
                                        23,534,500


Subsequent to our SB2 Registration becoming "effective" on 12/06/01, through 12/31/01 we issued 816,550 shares of common stock to Grandview Court, LLP for an aggregate of $16,333.

12/12/01                                121,650               $0.029
12/17/01                                416,100               $0.028
12/19/01                                125,000               $0.025
12/24/01                                114,800               $0.025
12/27/01                                 39,000               $0.025
                                        --------
                                        816,550


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS DOCUMENT.

Operational Background

     Formed in 1996, Access Power, Inc. provides collaboration services to the consumer and business markets and has been a pioneer provider of global Internet-based communications for voice and multi-media applications, integrating the Internet and traditional telephony.


     The Company's consumer-oriented web portal, FreeWebCall.com(TM), offers a suite of PC-to-PC collaboration services including audio, text chat, video conferencing, document sharing and program sharing. PC-to-Phone services, offered through FreeWebCall.com and e-button(TM), are currently not being offered to new customers in response to market conditions.

             PowerConferenceCall(TM), scheduled for launch during the second quarter of 2002, is a business-oriented audio conferencing service. The introduction of PowerConferenceCall represents an expansion into the business-oriented segment of the collaboration industry. Initially, this service will provide audio conferencing, the largest portion of the collaboration market, utilizing the public switched telephone network (PSTN). Longer term, we believe that the growth of the market will continue to shift to more elaborate product suites that will draw increasingly upon Internet-based features, possibly including even the audio component of the conference. We will promote and service this shift through an evolving integration of voice and data communications technologies, drawing upon our background in the Internet-based communications business.


Twelve Months Ended December 31, 2001 Compared To Twelve Months Ended December 31, 2000

     REVENUES AND COSTS OF REVENUES

     Total revenues for the twelve months ended December 31, 2001 decreased $322,000 or 94% due to the decreased demand for the Net.Caller product that offered flat rate calling to any telephone in a number of countries from any PC worldwide. The company began marketing FreeWebCall.com in response to this erosion, however market conditions limited sponsor-based revenue streams and, for PC-to-Phone, subscriber-based revenue did not substantially develop. Consequently, the offering of PC-to-Phone service portion of FreeWebCall to new customers was subsequently suspended (in March, 2002). FreeWebCall.com PC-to-PC service continues to operate without charge to subscribers.

     A new product, PowerConferenceCall, is scheduled for launch in the second quarter of 2002; this product is aimed at the business segment of the virtual collaboration market. In this market, revenue is typically generated solely from the subscriber without any reliance upon sponsor-based revenue streams. (See additional information on this product under Part I, Item 1. Description of Business.)

     COSTS and EXPENSES (from Operations)

     Operating Costs and Expenses decreased about $1.7 million, or 23%, generally in response to lower business volumes. About two-thirds of the decrease is associated with two expense categories: Telecommunications expenses decreased about $0.6 million reflecting lower business volumes; Professional services decreased about $0.5 million, which includes fees for securities financing services. Various other expense categories contribute to the decrease, including Public Relations, Affiliate Commissions, Office Expense, Payroll Expense and Interest Expense, all reflecting generally lower business volumes.

     Operating Costs and Expenses may increase generally in 2002, the extent of which is tied most closely to the business volumes generated for PowerConferenceCall. Examples of expense categories required to support this product include Software Development, Depreciation on Hardware,
Telecommunications as well as Sales, Administrative and Technical Staff.

     OTHER INCOME and EXPENSE

     Other Expense (net) decreased about $2.1 million, or 85%, reflecting lower interest costs associated with the conversion of Debentures (see Note 9 to Financial Statements).

     No significant Other Income or Expenses are anticipated in the near future for 2002.


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

     We generated negative cash flow from operating activities for the period from inception (October 10, 1996) through December 31, 2001. We realized negative cash from operating activities for the year ended December 31, 2001, of ($1,531,733) compared to negative cash from operating activities of ($3,145,019) for the year 2000. Investing activities for the period from inception through December 31, 2001 consisted primarily of equipment purchases to build out the network.

     The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services. At December 31, 2001, we had $3.2 million in accounts payable and accrued expenses. We signed an amended and restated investment agreement with Grandview Court, LLC, a Cayman Islands limited liability company, on September 19, 2001, for the future issuance and purchase of shares of our common stock. The investment agreement establishes what is sometimes referred to as an equity line of credit.

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

     We issued 1,500,000 shares in May 2001 to secure obligations under an investor relations agreement. In September 2001, we agreed to transfer all rights to the shares to the service provider. We also issued options for 200,000 shares to the provider.

     In December, 2001, we issued 816,550 shares of common stock to Grandview Court, LLP for an aggregate of $16,333, pursuant to the equity line of credit executed in September, 2001; we have issued additional common shares in 2002 and expect to continue issuing shares under that agreement.

     Our financing activities for the twelve months ended December 31, 2001 provided a net total of $1,368,046.



                                      II-2


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and the independent auditor's report are included in this report beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9.  DIRECTORS,   EXECUTIVE OFFICERS,   PROMOTERS, AND CENTRAL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE NET

         The executive officers and directors of the Company and their ages as of March 16, 2001 are as follows:

         Name                    Age               Position
         ----                    ---               --------

      Glenn A. Smith             46      Chief Executive Officer
                                         and Director

      Bradley W. Benton          49      President, Chief Financial Officer and
                                         Director

      Maurice J. Matovich        42      Chief Operations Officer and Director

      Tod R. Smith               40      Chief Information Officer, General
                                         Counsel and Director

      Ron Tregaskis              50      Chief Technology Officer and Director

     Glenn A. Smith has served as the President, Chief Executive Officer and a director of Access Power, Inc. since the Company's formation in 1996. He has over twenty years experience in developing interactive systems and Internet-based businesses and services.

     Bradley W. Benton joined Access Power on February 1, 2002 as President and Chief Financial Officer. Mr. Benton led 2 telecommunications-based businesses; one as Executive Director for an AT&T business unit; another as National Director with PricewaterhouseCoopers. He also has extensive experience managing consulting engagements as a Principal Consultant for PricewaterhouseCoopers in the Customer Relationship Management industry as. He also has held several senior financial management positions, including Controller and CFO responsibilities for AT&T's emerging cellular business.

     Howard L. Kaskel served as the Chief Financial Officer for Access Power from 1998 through January 2002, as a limited partner with Tatum CFO Partners, LLP, a partnership of career chief financial officers.

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

     Ron Tregaskis was appointed Chief Technology Officer in March, 2002. Prior to joining Access Power as Senior Vice President in 1997, Mr. Tregaskis was an ITS Project Manager at Matrixx Marketing, where he was responsible for the development and maintenance of employee care systems. Previously, he was a senior systems analyst for AT&T where he gained extensive experience with employee health and welfare systems. During his military service with the US Navy, he was heavily involved in computer and telecommunications systems.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual compensation for services in all capacities to the Company for the years ended December 31, 1999, 2000, and 2001 with respect to the Chief Executive Officer and the Chief Financial Officer (collectively, the "Named Executive Officers"):



                                                                                     Long-Term
                                                                                   Compensation
                                                Annual Compensation                   Awards
 Name and Principal Position        Year               Salary                 Outstanding Securities
                                                                                        Underlying Options (#)
 ---------------------------        ----               ------            ---------------------------------


Glenn A. Smith                      2001              $96,000                        4,050,000
     Chief Executive Officer        2000               96,000                        4,650,000
                                    1999               96,000                        4,700,000

Howard Kaskel,                      2001              108,000                          893,000
     Chief Financial Officer        2000              108,000                        1,094,000
                                    1999              113,750                        1,205,500


From time to time, in 2000 and 2001 and continuing into 2002, the company has deferred and will continue to defer, the payment of compensation to its "Named Executive Officers" and to other officers of the company.

STOCK OPTIONS

     There were no options to purchase Common Stock granted to the Named Executive Officers during the year ended December 31, 2001. The Company did not grant any stock appreciation rights in 2001.

     The following table summarizes the number and value of unexercised options held by the Named Executive Officers as of December 31, 2001. The Chief Executive Officer did not exercise any options in the year ending December 31, 2001.

                          FISCAL YEAR-END OPTION VALUES

                      Number of Securities
                     Underlying Unexercised    Value of Unexercised In-The-Money
                   Options/SAR at FY-End (#)      Options/SARs at FY-End ($)
     Name          Exercisable/Unexercisable      Exercisable/Unexercisable
     ----          -------------------------      -------------------------


Glenn A. Smith            200,000 / 0                        (1)
                        3,500,000 / 0                        (1)
                          100,000 / 0                        (1)
                          250,000 / 0                        (1)
Howard Kaskel             150,000 / 0                        (1)
                          518,000 / 0                        (1)
                           37,500 / 0                        (1)
                          187,500 / 0                        (1)

(1) At December 31, 2001, there were no unexercised stock options that were in-the-money.


EMPLOYMENT AGREEMENTS

     The Company had entered into retainer and employment agreements with Howard Kaskel, most recently on June 29, 2001. The agreement most recently provided that Mr. Kaskel will serve as Chief Financial Officer of the Company on a part-time basis (two days per week) for a base salary of $6,000 per month. Additional days are paid at the rate of $1000 per day. The agreement terminated with Mr. Kaskel's resignation on January 25, 2002. The Company does not have employment agreements with any other of its executive officers.

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

     As of the date of this 10-KSB, options to purchase an aggregate of 11,484,500 shares of Common Stock have been granted under the Plan and were outstanding, including options for 4,050,000 shares of Common Stock issued to Glenn A. Smith and options for 893,000 shares of common stock issued to Howard
L. Kaskel. Mr. Smith's options have an exercise price of $0.11 per share for 4,100,000 shares, $0.54 per share for 100,000 shares, $0.22 per share for 200,000 shares and $0.51 per share for 250,000. Mr. Kaskel's options have an exercise price of $0.22 per share for 150,000 shares, $0.11 per share for 518,000 shares, $0.54 per share for 37,500 shares, and $0.51 per share for 187,500 shares.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 16, 2002, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group: The percentages below are calculated based upon 109,370,099 shares outstanding as of March 16, 2002.


   Name and Address of            Amount and Nature of      Percent of Shares
    Beneficial Owner*               Beneficial Owner           Outstanding**
    -----------------               ----------------           -------------


Glenn A. Smith, CEO                  8,874,500(1)                  7.82%
Tod Smith, CIO                       4,540,000(2)                  4.08%
Maurice Matovich, COO                4,069,000(3)                  3.66%
Bradley W. Benton, Current CFO       2,000,000                     1.83%
Howard L. Kaskel, Prior CFO          1,105,000(4)                  1.00%
Ronald Tregaskis                     1,080,000(5)                  0.99%

All Directors and Executive         21,663,500(6)                  17.54%
Officers as a Group (4 persons)


* Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.

** Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(1) Includes 10,400 shares of Common Stock held for a minor child and 4,050,000 shares subject to presently exercisable options.

(2)  Includes 1,900,000 shares subject to presently exercisable options.

(3)  Includes 1,800,000 shares subject to presently exercisable options.

(4) Includes 893,000 shares of Common Stock subject to presently exercisable options.

(5) Includes 75,000 shares of Common Stock subject to presently exercisable options.

(6) Please see footnotes (1) through (3) and (5). Shares of Mr. Kaskel not included as he had resigned prior to March 16, 2002.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

10.3 Amendment No. 1 to Stock Option Plan (filed as Exhibit 10.3 to the 1999 SB-2 and is hereby incorporated by reference)

10.4(a)  Employment Agreement with Howard Kaskel dated July 1, 1998 (filed as
         Exhibit 10.5 to the 1999 SB-2 and is hereby incorporated by reference)

10.4(b)  Employment Agreement with Howard  Kaskel dated June 29, 2001 (filed as
         Exhibit 10 to the Form 10-QSB for the quarter ended June 30, 2001 and is hereby incorporated by reference)

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

10.12 Share Exchange Agreement dated as of September 30, 1999 between Access Power, Inc. and each of Glenn Smith, Maurice Matovich, Howard Kaskel, and Tod Smith (filed as Exhibit 10.5 to the 10-Q and is hereby incorporated by reference)

10.13* Web services agreement as of August 6, 1999, between Access Power, Inc. and Lycos-Bertelsmann GmbH (filed as Exhibit 10.6 to the 10-Q and is hereby incorporated by reference)

10.14 Consulting Agreement dated as of October 4, 1999 between Access Power, Inc. and Northstar Advertising, Inc. (filed as Exhibit 10.7 to the 10-Q and is hereby incorporated by reference)

10.15 Amended and Restated Investment Agreement between Access Power, Inc. and Grandview Court, LLC dated as of September 19, 2001 (filed as
         Exhibit 10.15 to the 2001 SB-2 and is hereby incorporated by reference)

10.16 Amended and Restated Registration Rights Agreement between Access Power, Inc. and Grandview Court, LLC dated as of September 19, 2001 (filed as Exhibit 10.16 to the 2001 SB-2 and is hereby incorporated by reference)

10.17 Amended and Restated Escrow Agreement between Access Power,Inc. and Grandview Court, LLC dated as of September 9, 2001 (filed as Exhibit
         10.17 to the 2001 SB-2 and is hereby incorporated by reference)

10.18 Amendment to Lease and Guaranty Agreements between Access Power, Inc. and Maguire Land Corporation dated April 1, 2000 (filed as Exhibit
         10.18 to the 2000 10-K and is hereby incorporated by reference)

23.1 Consent of Kilpatrick Stockton, LLP (filed as Exhibit 23.1 to the 2001 SB-2 and is hereby incorporated by reference)

24.1     Power of Attorney (included in Signature Page) **

---------------------------
* Certain portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment.

**   Previously-filed

               (b)  Reports on Form 8-K were filed during this period

                         None
                                      F-1

                               ACCESS POWER, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


           FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001


Independent Auditors' Report................................................F-2

Balance Sheets at December 31, 2001 and 2000................................F-3

Statements of Operations for the years ended December 31, 2001 and 2000 and the cumulative period from October 10, 1996
   (date of inception) through December 31, 2001............................F-4

Statements of Stockholders' Equity for the years ended December 31, 2001 and
   2000 and the period from October 10, 1996 (date of inception) through
   December 31, 2001........................................................F-5

Statements of Cash Flows for the years ended December 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through
   December 31, 2001........................................................F-6

Notes to Financial Statements...............................................F-7

PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
Certified Public Accountants
2600 Maitland Center Parkway
Suite 330
Maitland, Florida  32751

                          Independent Auditors' Report

The Board of Directors
Access Power, Inc.:

We have audited the accompanying balance sheets of Access Power, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Untied States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Power, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and the cumulative period from October 10, 1996 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has experienced net operating losses of $3,868,417 and $7,309,775 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $2,793,280. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

March 14, 2002

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.


Maitland, Florida
March 13, 2001

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                           December 31, 2000 and 1999

                                     Assets

                                                                                               2000
                                                                      2001                  (Restated)
                                                               --------------------     --------------------
Current assets:
       Cash                                                                $ 2,786                 $ 15,452
       Certificate of deposit                                                    -                  100,000
       Accounts receivable                                                   5,560                   56,312
       Prepaid expenses                                                     69,637                  560,993
                                                               --------------------     --------------------
                     Total current assets                                   77,983                  732,757
                                                               --------------------     --------------------

Property and equipment, net (note 3)                                       354,389                  721,724

Other assets                                                                 4,000                    8,000
                                                               --------------------     --------------------
                                                               --------------------     --------------------
                     Total assets                                        $ 436,372               $1,462,481
                                                               ====================     ====================

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
       Accounts payable and accrued expenses                             3,229,652                2,154,321
       Current portion of long-term debt (note 4)                                -                  112,576
                                                               --------------------     --------------------
                                                               --------------------     --------------------
                     Total current liabilities                           3,229,652                2,266,897
                                                               --------------------     --------------------

Convertible debentures (note 5)                                                  -                  210,000
                                                               --------------------     --------------------

                     Total liabilities                                   3,229,652                2,476,897
                                                               --------------------     --------------------

Stockholders' equity (deficit) (notes 5 and 7):
       Common stock, $.001 par value, authorized 500,000,000
        shares, issued and outstanding 94,118,595 and
        53,089,389 shares in 2001 and 2000                                  94,118                   53,087
       Notes receivable, stockholders                                     (361,760)                (402,315)
       Preferred stock, $.001 par value, authorized
        10,000,000 shares, issued and outstanding 0
        shares in 2001 and 2000                                               -                        -
       Additional paid in capital                                       14,007,978               12,000,011
       Deficit accumulated during the development stage                (16,533,616)             (12,665,199)
                                                               --------------------     --------------------
                                                               --------------------     --------------------
                                                                        (2,793,280)              (1,014,416)
                                                               --------------------     --------------------
Commitments (notes 5, 6 and 7)
 Total liabilities and stockholders' equity (deficit)                    $ 436,372               $1,462,481
                                                               ====================     ====================


See accompanying notes to financial statements.

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            Statements of Operations

        For the years ended December 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through December
                                    31, 2001


                                                                                For the period
                                                                               October 10, 1996
                                                                2000               through
                                               2001          (Restated)       December 31, 2001
                                           --------------   --------------   ---------------------

Revenue:
     Product sales                                   $ -              $ -                 223,881
     Services                                     19,645          341,370                 625,593
                                           --------------   --------------   ---------------------

          Total revenue                           19,645          341,370                 849,474
                                           --------------   --------------   ---------------------

Costs and expenses:
     Cost of services                                  -        1,438,776               1,803,454
     Cost of sales                                     -                -                 164,605
     Product development and marketing           541,702        1,279,330               3,241,247
     General and administrative                2,969,969        2,504,206               8,866,739
                                           --------------   --------------   ---------------------

          Total costs and expenses             3,511,671        5,222,312              14,076,045
                                           --------------   --------------   ---------------------

     Loss from operations                     (3,492,026)      (4,880,942)            (13,226,571)

Other income (expense):
     Interest income                               5,292               82                   7,672
     Interest expense (note 9)                  (239,478)      (2,428,915)             (3,165,632)
     Loss on disposal of equpiment              (142,205)               -                (149,085)
                                           --------------   --------------   ---------------------

          Total other income (expense)          (376,391)      (2,428,833)             (3,307,045)
                                           --------------   --------------   ---------------------

          Net loss                           $(3,868,417)     $(7,309,775)            (16,533,616)
                                           ==============   ==============   =====================

          Net loss per share                     $ (0.05)         $ (0.16)                  (0.45)
                                           ==============   ==============   =====================

          Weighted average number of shares   80,446,465       46,408,006              36,201,185
                                           ==============   ==============   =====================

See accompanying notes to financial statements.

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                   Statement of Stockholders' Equity (Deficit)

 For the years ended December 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through December 31, 2001


                                                       Common Stock      Preferred stock  Additional                      Total
                                                    -------------------------------------- Paid in    Accumulated     Stockholders'
                                       Date         Shares   Amount      Shares   Amount   Capital     Deficit           Equity
                                     ------------- ---------------------------------------------------------------- ----------------

Common stock issued to founding directors          8,000,000  $ 8,000         -       -      (7,200)              -           800
Net loss                                                   -        -         -       -           -          (5,701)       (5,701)
                                                  ------------------------------ ------- ----------- --------------- -------------

Balances at December 31, 1996                      8,000,000    8,000         -       -      (7,200)         (5,701)       (4,901)

Common stock issued for cash         05/23/1997      750,000      750         -       -      35,000               -        35,750
Common stock issued for cash         06/30/1997    1,000,000    1,000         -       -     100,000               -       101,000
Common stock issued for cash        7/97 - 10/97   1,734,000    1,734         -       -     854,573               -       856,307
Stock issuance cost                                        -        -         -       -     (75,000)              -       (75,000)
Net loss                                                   -        -         -       -           -        (426,438)     (426,438)
                                                  ------------------------------ ------- ----------- --------------- -------------

Balances at December 31, 1997                     11,484,000   11,484         -       -     907,373        (432,139)      486,718
                                                  ------------------------------ ------- ----------- --------------- -------------

Preferred stock issued for cash         5/98               -        -     1,000       1     999,999               -     1,000,000
Common stock issued as additional
 interest                            02/02/1998       50,000       50         -       -      29,950               -        30,000
Common stock issued as additional
 interest                            02/19/1998      125,000      125         -       -      84,250               -        84,375
Common stock issued as finder's fee  02/19/1998       75,000       75         -       -      24,925               -        25,000
Common stock issued for services        2/98          25,000       25         -       -      27,163               -        27,188
Common stock issued for cash         09/24/1998       50,000       50         -       -      24,950               -        25,000
Preferred stock issued for cash        11/98               -        -       100       -     100,000               -       100,000
Common stock issued for finder's fee   11/98          60,857       61         -       -      19,817               -        19,878
Preferred stock issued for cash        12/98               -        -        25       -      25,000               -        25,000
Common stock issued for investment
 banking fee                           12/98          30,000       30         -       -       9,970               -        10,000
Conversion of preferred stock to
 common stock                          12/98         425,931      426       (75)      -        (426)              -             -
Net loss                                                   -        -         -       -           -      (2,064,940)   (2,064,940)
                                                  ------------------------------ ------- ----------- --------------- -------------
                                                  ------------------------------ ------- ----------- --------------- -------------
Balances at December 31, 1998                     12,325,788   12,326     1,050       1   2,252,971      (2,497,079)     (231,781)
                                                  ------------------------------ ------- ----------- --------------- -------------

Common stock issued for cash            6/99       3,745,000    3,745         -       -   1,282,455               -     1,286,200
Preferred stock issued for cash         1/99               -        -        75       -      75,000               -        75,000
Common stock issued for finder's fee    1/99          25,777       26         -       -       6,418               -         6,444
Common stock issued for services        6/99       3,207,950    3,208         -       -     621,831               -       625,039
Common stock issued as additional
 interest                              12/99         144,204      144         -       -      19,837               -        19,981
Common stock issued to retire debt      4/99         400,000      400         -       -      49,600               -        50,000
Common issued on convertible
 debentures                            12/99       2,464,691    2,465         -       -     447,535               -       450,000
Common stock converted to preferred     9/99      (3,952,000)  (3,952)    3,952       4       3,948               -             -
Preferred stock converted to common
 stock                              1/99 - 4/99   12,886,843   12,887    (1,125)     (1)    (12,886)              -             -
Net loss                                                   -        -                 -           -      (2,503,945)   (2,503,945)
                                                  ------------------------------ ------- ----------- --------------- -------------

Balances at December 31, 1999, as
 previously reported                              31,248,253   31,249     3,952       4   4,746,709      (5,001,024)     (223,062)
Correction of error (note 8)                               -        -         -       -     354,400        (354,400)            -
                                                  ------------------------------ ------- ----------- --------------- -------------
                                                  ------------------------------ ------- ----------- --------------- -------------
Balances at December 31, 1999, as
 restated                                         31,248,253   31,249     3,952       4   5,101,109      (5,355,424)     (223,062)
                                                  ------------------------------ ------- ----------- --------------- -------------

Preferred stock converted to common
 stock                                  1/00       3,952,000    3,952    (3,952)     (4)     (3,948)              -             -
Common stock issued on exercise of
 warrants                            1/00-2/00       600,000      600         -       -      46,400               -        47,000
Common stock issued for cash         1/00-3/00       682,000      682         -       -     146,538               -       147,220
Common stock issued for services     9/00-11/00      670,000      670         -       -     165,530               -       166,200
Common stock issued on convertible
 debentures                          1/00-12/00   15,540,325   15,540         -       -   4,130,560               -     4,146,100
Common stock issued as interest      1/00-12-00      396,811      394         -       -      91,102               -        91,496
Value of warrants in excess of
 exercise price                         1/00               -        -         -       -     322,720               -       322,720
Value of beneficial conversion
 feature of debentures               1/00-9/00             -        -         -       -   2,000,000               -     2,000,000
Net loss, as restated                                      -        -         -       -           -      (7,309,775)   (7,309,775)
                                                  ------------------------------ ------- ----------- --------------- -------------

Balances at December 31, 2000, as
 restated                                         53,089,389 $ 53,087         -       -  12,000,011     (12,665,199)     (612,101)
                                                  ============================== ======= =========== =============== =============

See accompanying notes to financial statements.                      (Continued)


                               ACCESS POWER, INC.
                          (A Development Stage Company)

                   Statement of Stockholders' Equity (Deficit)

 For the years ended December 31, 2001 and 2000 and the cumulative period from October 10, 1996 (date of inception) through December 31, 2001


                                                      Common Stock         Preferred stock   Additional                 Total
                                               ------------------------  -----------------    Paid in      Accumulated Stockholders'
                                      Date     Shares         Amount      Shares   Amount     Capital       Deficit     Equity
                                     ------ -------------- ------------- ----------------- -----------------------------------------

Common stock issued
 for cash                                      24,351,050        24,352      -       -      1,146,965          -      1,171,317
Common stock issued
 for interest                                     106,101           106      -       -          4,375          -          4,481
Common stock issued
 for settlement of lawsuit                        650,000           650      -       -         37,700          -         38,350
Common stock issued for
 convertible debentures                        14,022,055        14,023      -       -        505,227          -        519,250
Common stock issued for
 services                                       1,500,000         1,500      -       -        118,500          -        120,000
Common stock issued for
 exercising warrants                              400,000           400      -       -        (39,800)         -        (39,400)
Value of beneficial conversion
 features of debentures                                                                       235,000                   235,000

Net loss                                                                                                (3,868,417)  (3,868,417)
                                            -------------- ------------- -------------------------------------------------------


Balances at December 31, 2001                  94,118,595   $ 94,118.00      -       -      14,007,978    (16,533,616)  (2,431,520)
                                            ============== ============= ==========================================================


See accompanying notes to financial statements.



                                       F-6

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

             For the years ended December 31, 2001 and 2000 and the
                cumulative period from October 10, 1996 (date of
                      inception) through December 31, 2001


                                                                                                           For the period
                                                                                                          October 10, 1996
                                                                                            2000               through
                                                                          2001           (Restated)       December 31, 2001
                                                                     ----------------  ----------------  --------------------
Cash flows from operating activities:
     Net loss                                                           $ (3,868,417)     $ (7,309,775)          (16,533,616)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                       178,109           261,397               992,648
         Loss on disposal of property and equipment                          142,205                 -               175,546
         Stock issued for services                                           158,350           166,200             1,152,474
         Stock issued for interest                                             4,481            91,496               115,958
         Value of beneficial conversion feature of debenture                 235,000         2,000,000             2,575,000
         Value of warrants in excess of exercise price                             -           322,720               337,120
         Change in operating assets and liabilities:
              Accounts receivable                                             50,752            15,772              (112,886)
              Accounts payable and accrued expenses                        1,076,431         1,471,310             3,441,555
              Other assets                                                   491,356          (185,939)              (64,438)
              Inventory                                                            -            21,800                     -
                                                                     ----------------  ----------------  --------------------
                   Net cash used in operating activities                  (1,531,733)       (3,145,019)           (7,920,639)
                                                                     ----------------  ----------------  --------------------

Cash flows from investing activities:
     Purchase of certificate of deposit                                      100,000          (100,000)                    -
     Proceeds from sale of property and equipment                             60,543                 -               112,863
     Purchase of property and equipment                                       (9,522)         (543,555)           (1,753,606)
     Note receivable, stockholders                                                 -            53,685              (402,315)
                                                                     ----------------  ----------------  --------------------

                   Net cash provided by (used) in investing activities       151,021          (589,870)           (2,043,058)
                                                                     ----------------  ----------------  --------------------

Cash flows from financing activities:
     Proceeds from issuance of stock                                       1,171,317           194,220             4,845,594
     Proceeds from issuance of notes payable                                 309,305         3,712,576             5,726,906
     Principal payments on notes payable                                    (112,576)         (370,340)             (606,017)
                                                                     ----------------  ----------------  --------------------

                   Net cash provided by financing activities               1,368,046         3,536,456             9,966,483
                                                                     ----------------  ----------------  --------------------

                   Net change in cash                                        (12,666)         (198,433)                2,786

Cash, at beginning of period                                                  15,452           213,885                     -
                                                                     ----------------  ----------------  --------------------

Cash at end of period                                                        $ 2,786          $ 15,452                 2,786
                                                                     ================  ================  ====================
See accompanying notes to financial statements.


                                       F-7

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(1)      Summary of Significant Accounting Policies

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

(d)      Income taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date. (Continued)

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


 (1),    Continued

         Development stage operations for the period ended December 31, 2001 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At December 31, 2001, the Company has net operating loss carryforwards of approximately $10,000,000 which will expire in years beginning in 2011. A valuation allowance equal to the tax benefit of the net operating loss has been established, since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements

(e)      Financial Instruments Fair Value, Concentration of Business and Credit
         Risks

         The carrying amount reported in the balance sheet for cash, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. Currently, all of the Company's hardware and software is purchased from one supplier, however, management believes there are other alternatives to this supplier.

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

                                                                     (Continued)

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000

(1),     Continued

(g)      Cash Flows

         For purposes of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

                           December 31, 2001 and 2000


(1),     Continued

(j)      Loss Per Common Share

         Earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

(k)      Software and Development Costs

         The Company capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide services to customers. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software cost capitalized through December 31, 2001 amounts to $403,257 and is depreciated over three years.

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

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000

(1),     Continued

(m)      Comprehensive Income

         In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the years ended December 31, 2001 and 2000, the Company has no items of comprehensive income.

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

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(2)      Going Concern

         The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $3,868,417 and $7,309,775 for the years ended December 31, 2001 and 2000, respectively. Additionally, there is a stockholders' deficit of $2,793,280 at December 31, 2001.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to generate additional revenue from other services and to raise additional capital through either debt or equity instruments. In this regard, in March 2002, management announced the scheduled launch of a new service; and management secured access to equity financing pursuant to an SEC registration that became effective in December, 2001.


(3)      Property and Equipment

         Property and equipment consist of the following at December 31:

                                                                                           2001               2000
                                                                                      ----------------  -----------------

             Office furniture and equipment                                                 $ 101,667          $ 101,667
             Computer hardware                                                                669,031            861,821
             Computer software                                                                403,257            403,257
                                                                                      ----------------  -----------------
                                                                                                        -----------------
                                                                                            1,173,955          1,366,745
                    Less accumulated depreciation and amortization                            819,566            645,021
                                                                                      ----------------  -----------------
                                                                                                        -----------------

                                                                                            $ 354,389          $ 721,724
                                                                                      ================  =================


                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(4)      Notes Payable

         Notes payable consist of the following at December 31,:

                                                                                          2001               2000

             Promissory  notes to stockholders  bearing  interest at 6% - 8% payable
             on demand.  Unsecured.                                                    $        -            $ 112,576

             Note payable to vendor bearing interest at 10%, payable in monthly installments of $18,236 through December, 2001. Note is a result of the settlement of litigation in which the vendor agreed to reduce the price of purchased computer hardware by approximately $636,000.
                                                                                                 -                  -
                                                                                     ----------------   ---------------
                                                                                                 -             112,576
                    Less current portion                                                         -             112,576
                                                                                     ----------------   ---------------
                    Long-term debt, less current portion                               $        -         $        -
                                                                                     ================   ===============


(5)      6% Convertible Debenture

         $1,000,000, $200,000, and $800,000 6% Convertible Debentures were sold on September 30, 1999, December 30, 1999, and January 18, 2000, respectively. They are convertible into common stock by dividing each $100,000 debenture by the lower of 75% of the average of the three lowest closing bid prices during the preceding 22 trading days or 110% of such average price on September 30, 1999 ($0.42), subject to certain adjustments. $2,500,000, $100,000, $100,000, $100,000 6% Convertible
         Debentures were sold on February 29, 2000, August 14, August 30 and September 15, 2000, respectively. They are convertible into common stock by dividing each $100,000 debenture by the lower of 80% of the average of the three lowest closing bid prices during the preceding 22 trading days or 110% of such average price on February 28, 2000 ($2.20), subject to certain adjustments. As of December 31, 2001, $5,109,250 of the convertible debentures had been converted into 32,027,071 common shares including shares converted representing accrued interest to the conversion dates.

         Accordingly, the Company recorded $235,000 and $2,322,720 non-cash expense during the years ended December 31, 2001 and 2000, respectively, to account for a beneficial conversion feature associated with the debentures. The Company has presented the charge as interest expense in the accompanying consolidated statements of operations.

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(6)      Commitments

         The Company leases its office space under a non-cancellable operating lease with a remaining term of less than one year.


         Rent expense for the years ended December 31, 2001 and 2000 amounted to $66,960 and $53,064, respectively.

(7)      Stock Options

         In 1997, the Company established an incentive stock option plan (the
         Plan) to provide an incentive to key employees of the Company who are in a position to contribute materially to expanding and improving the Company's profits, to aid in attracting and retaining employees of outstanding ability and to encourage ownership of shares by employees.

         The Plan was amended in March, 1998 to increase the number of shares available for issuance thereunder from 1,000,000 to 2,500,000 shares. Total options granted through December 31, 2001 amounted to 2,100,500 at an average price of $.33. There were no incentive stock options granted during 2001.

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

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000

(7)      Stock Options (Continued)


                                                                                                For the period
                                                                                               October 10, 1996
                                            Year ended                 Year ended                  through
                                         December 31, 2001         December 31, 2000          December 31, 2001
                                     -------------------------- ------------------------- ---------------------------

Pro forma net loss:
          As reported                           $(3,868,417)              $(7,309,775)                 (16,533,616)
          Pro forma                              (3,868,417)               (7,309,775)                 (16,533,616)
Pro forma net loss per share
           As reported                                 (.05)                    (0.16)                       (0.45)
           Pro forma                                   (.05)                    (0.16)                       (0.45)

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

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(8)      Selected Financial Data (Unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively:

                                             Quarter ended     Quarter ended    Quarter ended     Quarter ended     Year ended
                                               March 31,         June 30,       September 30,     December 31,     December 31,
                                               ---------         --------       -------------     ------------     ------------
2001

Revenues                                            $ 7,907             9,452            2,506           40,238          60,103
Gross profit                                          7,907             9,452            2,506           40,238          60,103
Net earnings from operations                     (1,150,803)         (555,015)        (386,180)      (1,400,028)     (3,492,026)
Basic and fully diluted
   earnings per share                                 (0.02)            (0.01)           (0.00)           (0.02)          (0.05)
Weighted-average number of
   shares issued and outstanding                 73,735,381        89,206,064       92,761,328       93,439,961      80,446,425

2000

Net revenues                                      $ 145,611           108,556           66,709           20,494         341,370
Gross profit                                        145,611           108,556           66,709           20,494         341,370
Net earnings from operations                     (1,150,839)       (1,154,414)      (1,227,805)      (1,347,884)     (4,880,942)
Basic and fully diluted
   earnings per share                                 (0.04)            (0.03)           (0.03)           (0.07)          (0.16)
Weighted-average number of
   shares issued and outstanding                  31,688,258      39,189,807        43,971,501      50,292,651       46,408,006


(9)      Prior Period Adjustment

         The financial statements for the year ended December 31, 2000 have been restated to reflect charges of $2,322,720 for additional interest expense related to the beneficial conversion feature of convertible debentures and warrants as required under Emerging Issues Task Force 98-5.


                                                                     (Continued)

                               ACCESS POWER, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(9)      Prior Period Adjustment (Continued)

         The effects of this prior period adjustment for the year ended December 31, 2000 are as follows:



Loss from operations:
         As previously reported                      $ (4,880,942)
         As restated                                   (4,880,942)
Net loss:
         As previously reported                        (4,987,055)
         As restated                                   (7,309,775)
Net loss per share:
         As previously reported                             (0.11)
         As restated                                        (0.16)
Accumulated deficit:
         As previously reported                        (9,988,079)
         As restated                                  (12,665,199)

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2002.

                                       ACCESS POWER, INC.


                                       By:  *
                                          -------------------------------------
                                       Glenn A. Smith, Chief Executive Officer



     Signature                     Position
     ---------                     --------

  *                                President and Chief
----------------------------       Executive Officer and Director
Glenn A. Smith                     (principal executive officer)

  /s/ Bradley W. Benton
----------------------------       Chief Financial Officer
Bradley W. Benton                  (principal financial and accounting officer)


  *                                Director
----------------------------
Tod R. Smith


  /s/ Maurice J. Matovich          Director
----------------------------
Maurice J. Matovich


*By: /s/ Maurice J. Matovich
    ------------------------------
    Maurice J. Matovich
    Attorney-in-Fact