Form 10QSB
period 2002-03-31
ACCESS POWER INC
filed 2002-04-30
CIK 1041588

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


                     Commission File Number 000-____________


                               Access Power, Inc.
            ---------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



              Florida                                 59-3420985
   -------------------------------------------------------------------------
         (State or other jurisdiction of
         incorporation or organization)   (I.R.S. Employer Identification No.)


               10033 Sawgrass Dr., W, Ponte Vedra Beach, FL          32082
    -------------------------------------------------------------------------
               (Address of principal executive office)             (Zip Code)


         Issuer's telephone number, including area code: (904) 273-2980


At April 24, 2002, there were issued and outstanding 113,356,149 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes __  No  X

--------------------------------------------------------------------------------

Part I.   Financial Information

Item 1   Financial Statements



                                  ACCESS POWER, INC.
                            (A Development Stage Company)

                                    Balance Sheets

                      As of March 31, 2002 and December 31, 2001

                                        Assets
                                                                                           March 31,          December 31,
                                                                                             2002                 2001
                                                                                       ------------------   ------------------
                                                                                          (unaudited)
Current assets:
      Cash                                                                                         $ 585              $ 2,786
      Certificate of deposit
      Accounts receivable                                                                          5,560                5,560
      Prepaid expenses                                                                            69,445               69,637
                                                                                       ---------------------------------------
                   Total current assets                                                           75,590               77,983
                                                                                       ---------------------------------------

Property and equipment, net                                                                      316,945              354,389

Other assets                                                                                       3,133                4,000
                                                                                       ---------------------------------------
                   Total assets                                                                $ 395,668            $ 436,372
                                                                                       =======================================

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable and accrued expenses                                                  $ 3,236,885           $3,229,652
      Current portion of long-term debt                                                                -                    -
                                                                                       ---------------------------------------
                   Total current liabilities                                                   3,236,885            3,229,652
                                                                                       ---------------------------------------

Convertible debentures                                                                                 -                    -
                                                                                       ------------------   ------------------

                   Total liabilities                                                           3,236,885            3,229,652
                                                                                       ---------------------------------------

Stockholders' equity (deficit):
      Common stock, $.001 par value, authorized 500,000,000 shares, issued and outstanding 110,196,553 and 94,118,595 shares
           as of March 31, 2002 and Decmber 31, 2001                                             113,356               94,118
      Notes receivable, stockholders                                                                                 (361,760)
      Preferred stock, $.001 par value, authorized 10,000,000 shares,
           issued and outstanding 0 shares in 2002 and 2001                                            -                    -
      Additional paid in capital                                                              13,885,136           14,007,978
      Deficit accumulated during the development stage                                       (16,839,709)         (16,533,616)
                                                                                       ---------------------------------------
                                                                                              (2,841,217)          (2,793,280)
                                                                                       ---------------------------------------
Commitments
                   Total liabilities and stockholders' equity (deficit)                        $ 395,668            $ 436,372
                                                                                       =======================================




                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)

  For the three months ended March 31, 2002 and 2001 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2002


                                                                                                   For the period
                                                                                                  October 10, 1996
                                                                               2001                   through
                                                          2002              (Restated)             March 31, 2002
                                                    ------------------   -----------------    --------------------------

Revenue:
     Product sales                                                $ -                 $ -                    $ 223,881
     Services                                                     298               7,907                      625,891
                                                    ------------------   -----------------    --------------------------

            Total revenue                                         298               7,907                      849,772
                                                    ------------------   -----------------    --------------------------

Costs and expenses:
     Cost of services                                               -             325,497                    1,803,454
     Cost of sales                                                  -                   -                      164,605
     Product development and marketing                            750             274,425                    3,241,997
     General and administrative                               305,641             558,788                    9,172,380
                                                    ------------------   -----------------    --------------------------

            Total costs and expenses                          306,391           1,158,710                   14,382,436
                                                    ------------------   -----------------    --------------------------

     Loss from operations                                    (306,093)         (1,150,803)                 (13,532,664)

Other income (expense):
     Interest income                                                -                   -                        7,672
     Interest expense                                               -            (184,481)                  (3,165,632)
     Loss on disposal of equpiment                                  -                   -                     (149,085)
                                                    ------------------   -----------------    --------------------------

            Total other income (expense)                            -            (184,481)                  (3,307,045)
                                                    ------------------   -----------------    --------------------------

            Net loss                                       $ (306,043)        $(1,335,284)               $ (16,839,709)
                                                    ==================   =================    ==========================

            Net loss per share                                $ (0.00)            $ (0.02)                     $ (0.43)
                                                    ==================   =================    ==========================

            Weighted average number of shares             100,438,081          73,735,381                   39,121,043
                                                    ==================   =================    ==========================



                               ACCESS POWER, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

  For the three months ended March 31, 2002 and 2001 and the cumulative period from October 10, 1996 (date of inception) through March 31, 2001


                                                                                                           For the period
                                                                                                          October 10, 1996
                                                                                            2001               through
                                                                          2002           (Restated)        March 31, 2002
                                                                     ----------------  ----------------  --------------------------
Cash flows from operating activities:
     Net loss                                                             $ (306,093)     $ (1,335,284)        $ (16,839,709)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                        40,581            76,839             1,033,229
         Loss on disposal of property and equipment                                -                 -               175,546
         Stock issued for services                                            46,036            38,350             1,198,510
         Stock issued for interest                                                 -             4,481               115,958
         Value of beneficial conversion feature of debenture                       -           180,000             2,575,000
         Value of warrants in excess of exercise price                             -                 -               337,120
         Change in operating assets and liabilities:                                                                       -
              Accounts receivable                                                193            12,749              (112,693)
              Accounts payable and accrued expenses                            7,234           (84,594)            3,448,789
              Other assets                                                         -           (76,663)              (64,438)
              Forfeited Payroll Liability                                    125,000                 -               125,000
                                                                     ----------------  ----------------  --------------------------
                   Net cash used in operating activities                     (87,049)       (1,184,122)           (8,007,688)
                                                                     ----------------  --------------------------------------------
                                                                                                                           -
Cash flows from investing activities:
     Purchase of certificate of deposit                                            -                 -                     -
     Proceeds from sale of property and equipment                              2,660             6,400               115,523
     Purchase of property and equipment                                       (4,931)           10,898            (1,758,537)
     Note receivable, stockholders                                                 -            39,400              (402,315)
                                                                     ----------------  ----------------  --------------------------
                                                                                                                           -
                   Net cash provided by (used) in investing activities        (2,271)           56,698            (2,045,329)
                                                                     ----------------  --------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of stock                                          87,119         1,109,771             4,932,713
     Proceeds from issuance of notes payable                                       -           190,000             5,726,906
     Principal payments on notes payable                                           -          (112,576)             (606,017)
                                                                     ----------------  ----------------  --------------------------
                                                                                                                           -
                   Net cash provided by financing activities                  87,119         1,187,195            10,053,602
                                                                     ----------------  --------------------------------------------

                   Net change in cash                                         (2,201)           59,771                   585
                                                                                                                           -
Cash, at beginning of period                                                   2,786            15,452                     -
                                                                     ----------------  ----------------  --------------------------

Cash at end of period                                                          $ 585          $ 75,223                 $ 585
                                                                     ================  ============================================


A. Basis of Presentation

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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

Overview and Plan of Operation

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


         Access Power's products have historically been consumer-oriented, with relatively limited product offerings aimed at the business segment. PowerConferenceCall(TM), scheduled for launch during the second quarter of 2002, is a business-oriented audio conferencing service that utilizes and enhances the public switched telephone network (PSTN), bridging multiple lines together, managing audio quality and providing conferencing features not available on the traditional PSTN. The introduction of PowerConferenceCall marks a focused expansion into the business-oriented segment of the collaboration industry. This service will initially focus on audio conferencing with Internet-based account and service management; longer term, we believe that the growth of the market will continue to shift to more elaborate product suites that will draw increasingly upon Internet-based features, such as video, whiteboards, application sharing and possibly including even the audio component of the conference. We will promote and service this shift through an evolving integration of voice and data communications technologies, drawing upon our background in the Internet-based communications consumer-based business.

           PowerConferenceCall will normally used by business customers who pay for the service primarily on a per minute per line basis. Feature sets apply to how the call can be managed by participants (e.g., self-muting) and hosts (e.g., recording segments of the call). Calls can be scheduled, which enables certain features, such as system notifications and reminders, or they can be initiated on demand, using pre-assigned toll-free numbers and access codes. The business segment of the collaboration market is substantial, well-established and is growing rapidly. As a result there is a considerable base of well-established competitors. These competitors fall primarily into two groups: 1) Traditional telephone companies who also provide conferencing services; 2) Conference Service Providers who specialize in conferencing services. Our strategy is to compete with both groups on the basis of ease of use, features and overall value, proactively selling our services to small and medium sized business in selected business services markets that we believe are most likely to respond to our value proposition.

           We intend to establish ourselves in this market segment with differentiated teleconferencing services. There are however risks that are specific to this business opportunity. These are elaborated below.


We may not be able to compete effectively against our major competitors who have substantially greater capital resources and brand recognition.

     The industry is highly competitive, and many of our competitors have greater capital resources and brand recognition. To compete successfully with telecommunications and teleconferencing providers, we must competitively price and maintain high quality services. This is an established market with a considerable number of well-established competitors who have been providing these services in some cases for many years. Prospective customers are very likely currently working with a competitor and it may be difficult to present a compelling reason for them to shift their business to PowerConferenceCall. In addition, there are few regulatory barriers to entry in this market, so competitive intensity can be expected to increase over time.


We may be forced to lower prices in response to competitive or market pressures.

       In a highly-competitive market such as this, prices may fall over time and they could fall precipitously. Beyond competitive pressures, the market itself is developing new Internet-based technologies and customers may seek less costly methods of collaborating. Current audio-based teleconferencing are carried over conventional circuit-switched analog and digital telephone lines. The use of the Internet to transmit long distance voice, video, and data and to develop new types of communication services represents possible changes in demand and pricing. There is risk that we may not be able to adequately address and exploit these Internet opportunities, especially since the magnitude and nature of change are not yet clear in the marketplace. We must therefore price competitively and be responsive to and anticipate these pricing and technology shifts.


Other technological innovations could render our proposed services obsolete.

     We expect technical innovations to foster new developments in teleconferencing services, such as more developed Internet telephony and more sophisticated computers, telephones, private branch exchanges, customer-owned facilities, virtual private networks, and centralized office switching equipment. Major telecommunications companies could decide to offer lower-cost teleconferencing services in an attempt to obtain greater market share in other product areas. These innovations and developments could render our proposed PowerConferenceCall service offerings uneconomic as currently defined. We must therefore attempt to anticipate these changes and be prepared to adapt our service.


We may not be able to successfully establish a critical mass of customers.

       Access Power does not currently have a significant promotional budget to support the product launch, relying instead upon a direct sales campaign. Traditionally, the success rate of such direct selling efforts is low. To be successful, we must be aggressive in establishing a base of target customers necessary to achieve profitability.


We may not be able to successfully develop and integrate new technologies required to support conferencing services.

         Providing PowerConferenceCall service requires the configuration and integration of new technologies, including hardware and software development. To the extent problems are encountered with these new technologies, the product launch could be significantly hampered. In addition, portions of the software development effort are outsourced, creating a dependency on the outsourced entity. In addition, we depend upon our software systems and communications hardware to conduct our conferencing business. Infrastructures such as these are vulnerable to damage or interruption from many factors, including natural disasters, power loss, telecommunication failures, loss of Internet access, physical and electronic vandalism or terrorism, computer viruses and hardware defects.


We may not be able to develop new service offerings and hire and train appropriate staff to market and manage growth.

     If we do not develop new services and employ an innovative staff that can capably manage our growth, we could adversely impact our business development, operating results, and financial condition. The expansion of our business into audio teleconferencing could strain our current management resources. To deliver and support these new services, we will need to provide additional training for current employees and compete in the market for new employees, especially those who are skilled in the delivery of business conferencing sevices and providing high quality customer service. To be successful, we must attract and retain sufficiently qualified staff to support our existing business and our expansion into PSTN -based conferencing services.


Our plans to expand may be discontinued if we are unable to obtain sufficient financing.

     Without sufficient financing, we may not be able to fully implement our expansion into PowerConferenceCall. Available equity financings may be dilutive to our shareholders and debt financing may impose restrictive covenants on the way we operate our business. In addition, there is substantial liability to vendors and employees from historical operations in the Internet-based consumer segment of the collaboration market. If we cannot or do not obtain adequate funds from operations or additional sources of financing, we may experience operational difficulties and the loss of customers.



Financial Results of Operations for Period Ended March 31, 2002 Compared to Period Ended March 31, 2001

         Revenues and Costs of Revenues.

         Revenues decreased $7,907 to virtually zero due to the decreased demand for the PC-to-Phone services. The offering of PC-to-Phone services portion of FreeWebCall to new customers was subsequently suspended (in March, 2002). FreeWebCall.com PC-to-PC service continues to operate without charge to subscribers.

         A new product, PowerConferenceCall, is scheduled for launch in the second quarter of 2002; this product is aimed at the business segment of the virtual collaboration market. In this market, revenue is typically generated solely from the subscriber without any reliance upon sponsor-based revenue streams. (See additional information on this product under this Part I, Item 2.

         Expenses.

         Operating Expenses decreased from $1,159,000 to about $306,391. This reflects a general decrease in spending relating to the decline in business from traditional consumer-based services.

         Cost of Services and Product Development as well as Marketing expenses were virtually eliminated from about $325,000 and $275,000 respectively a year earlier, reflecting management's decision to re-focus the business on PowerConferenceCall, which is being developed jointly by existing Company staff and with sub-contractors who have agreed to defer compensation until such time as revenues are generated.

         General and Administrative expense declined from $559,000 to $306,000, reflecting generally reduced spending as the business is re-focused. Depreciation and Amortization declined from $77,000 to $40,000 reflecting the sale of certain assets in 2001. Payroll compensation (paid and accrued) declined from about $245,000 to $153,000 reflecting fewer staff.

         Interest expense was about $185,000 in 2001 reflecting interest costs associated with the conversion of Debentures. There was no interest expense in the first quarter of 2002.

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

         We issued 650,000 shares of common stock in March 2001 in settlement of a lawsuit. We issued 1,500,000 shares in May 2001 to secure investor relations services. In September 2001, we agreed to transfer all rights to the shares to the service provider. We also issued options for 200,000 shares to the provider.

         In December, 2001, we issued 816,550 shares of common stock to Grandview Court, LLP for an aggregate of $16,333, pursuant to the equity line of credit executed in September, 2001. Our financing activities for the twelve months ended December 31, 2001 provided a net total of $1,368,046.

         Our financing activities for the three months ended March 31, 2002, provided a net total of $87,119, pursuant to the afore-mentioned equity line of credit. Cash at the end of that period was $585. As of April 24, 2002, we had cash of $135 and working capital of ($3,180,000).


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

       In February of 2002, Sunrise International Leasing Corporation (the Plaintiff) filed suit in Hennepin County District Court in the State of Minnesota against Access Power (the Defendant). The Plaintiff is a leasing organization, which leased equipment to Defendant. Plaintiff alleges that Defendant defaulted on its lease payments and is seeking the return of the leased equipment, along with $54,645.55 plus expenses. Defendant is currently in negotiations with the Plaintiff in this matter.

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


Item 2. Changes in Securities and Use of Proceeds

         During the period January - March, 2002, the Company raised $87,118 by issuing 5,761,600 shares of common stock to Grandview Court, LLC, a Cayman Islands limited liability company, pursuant to a Registration Statement that became effective December 6, 2001.

         On February 27, 2002, 1,316,958 shares were issued to Maguire Land Corp. for lease expense accrued in 2001.

         On March 1, 2002, 2,000,000 shares were issued to Bradley W. Benton, appointed President and CFO on February 1, 2002, as part of his negotiated compensation structure.

        On March 1, 2002, 7,000,000 shares were issued to Officers as follows:

    Name                              Title                    Stock Issued

    Glenn A. Smith            CEO                                2,000,000
    Maurice Matovich          COO                                2,000,000
    Tod Smith                 CIO & General Counsel              2,000,000
    Ron Tregaskis             CTO                                1,000,000

     These 7 million shares represent an attempt to more favorably position the company's future by improving the capitalization of these Officers and facilitating the transition of the business to the new PowerConferenceCall service. In support of this forward-looking positioning, Glenn A. Smith, CEO, has forfeited the approximately $125,000 of accrued but unpaid payroll due him as of the date of the stock issuance. This amount exceeds the market value of the issued 7 million shares as of April 24, 2002.


Item 5. Other Information


     Bradley W. Benton joined Access Power on February 1, 2002 as President and Chief Financial Officer. Mr. Benton led 2 telecommunications-based businesses; one as Executive Director for an AT&T business unit; another as National Director with PricewaterhouseCoopers' outsourcing practice; he also has extensive experience managing consulting engagements as a Principal Consultant for PricewaterhouseCoopers in the Customer Relationship Management industry. Additionally, he has held several senior financial management positions, including Controller and CFO responsibilities for AT&T's emerging cellular business. His focus is on implementing the new PowerConferenceCall service.

     Howard L. Kaskel served as the Chief Financial Officer for Access Power from 1998 through January 2002, as a limited partner with Tatum CFO Partners, LLP, a partnership of career chief financial officers. Mr. Kaskel resiged on January 25, 2002.

     Ron Tregaskis was appointed Chief Technology Officer on February 26, 2002, expanding his role with the company since joining in 1997.


Item 6. Exhibits and Reports on Form 8-K


(a)      No Exhibits are being filed.
(b)      No Reports on Form 8-K were filed during this period

SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCESS POWER, INC.


 By:
 /s/ Glenn A. Smith                            Date: April 26,2002
      Glenn A. Smith
      President

 /s/ Bradley W. Benton                         Date: April 26,2002
      Bradley W. Benton
      Chief Financial Officer
      (principal financial and accounting officer)