Form 10-Q
period 2012-09-10
ACCESS POWER INC
filed 2012-09-10
CIK 1041588

--------------------------------------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q




X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended:  JUNE 30, 2012


()  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from   06/30/2002 to 06/30/2012







Access Power, INC
(Exact name of registrant as specified in its charter)

      FLORIDA		         333-6506                  27-456259
State of Incorporation         Commission File          IRS Employer No.



17336 Hazel Street      Spring Lake MI  49456
(Address of principal executive offices) (Zip Code)


616.820.5985   (Registrant telephone number, including area code)




The registrant has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days.  Yes      No   X




Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of
Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
submit and post such files).  Yes     No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company: See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act

Large accelerated filer         Accelerated filed
Non-accelerated filer      Smaller reporting company   X


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2
of the Exchange Act).
Yes     No   X


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Class Outstanding as of September 10, 2012
Common Stock, $.001 par value     129,144,121 shares












TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION
Item 1:  Financial Statements
Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations
Item 3:  Internal Controls
SIGNATURES
Exhibit1
Exhibit 2





PART I   FINANCIAL INFORMATION

Item 1:  Financial Statements


ACCESS POWER INC
CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012
(unaudited)

ASSETS

CURRENT ASSETS

Cash on hand							$       3,800
Accounts receivable     					$       1,701
Prepaid fees     						$       5,000
Patent Application to Telephony Enhancement			$   1,000,000
Total current assets     					$      10,501
PROPERTY, PLANT & EQUIPMENT					$      13,200
Other assets   (2 cars) 					$      12,500
----------------------------------------------------------------
TOTAL ASSETS   							$   1,046,701



LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES
Accounts payables   						$         920
Accrued liabilities     					$           0
Current portion of loans, capital leases and line of credit     $           0
Convertible debt						$           0
Related party payable     					$           0
Total current liabilities     					$         920
Loans and capital leases     					$           0
Derivative liability     					$           0
Total liabilities    						$         920

STOCKHOLDER EQUITY
Stock held in escrow     					$      20,020
Common stock $0.001 par value, 500,000,000 authorized,
113,721,144, net of escrow and 14,641,475 RESTRICTED SHARES, net of escrow shares issued and
outstanding, respectively      					$     120,841
Additional paid in capital     					$   1,005,000
Stock payable      						$           0
Accumulated deficit  - accumulated			        $   (100,080)
Total stockholders deficit
----------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER EQUITY   			$   1,046,701




ACCESS POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED JUNE 30, 2012

CASH FLOW

REVENUE			                                        $      14,809
COST OF REVENUE     						$      12,079
----------------------------------------------------------------
GROSS PROFIT (LOSS)                                  		$       2,730



OPERATING EXPENSES

Selling, general and administrative expenses			$       2,900
Consulting fees     						$	    0
Professional fees and related expenses     			$       1,000
Gain on settlement of accounts payable     			$           0
TOTAL OPERATING EXPENSES   					$       3,900

OTHER EXPENSE, operating rent					$       2,550

Other expense , cable, electric, water, gas			$       1,728
Salaries							$           1
Fair value of derivative liability     				$           0
OTHER INCOME  nonrecurring					$           0
Gain on debt extinguishment                      		$           0
(LOSS) INCOME BEFORE PROVISION FOR				$           0
INCOME TAXES   							$           0

PROVISION FOR INCOME TAXES  treated as prepaid expense on
balance sheet   						$           0
NET (LOSS) INCOME   						$       2,730
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   				$         nil
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    						  129,144,121
RESTRICTED SHARES						   14,641,475
FLOAT								   99,102,646



The accompanying notes are an integral part of these condensed consolidated financial statements.




Item. 2


ACCESS POWER INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 1: Organization and basis of presentation

Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of Access Power, INC, a FLORIDA corporation (referred to herein as ACCR or the Company), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The informationfurnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
As used in these Notes to the Condensed Consolidated Financial Statements, the terms the Company, we, us, our, and similar terms refer to ACCESS
POWER, INC and, unless the context indicates otherwise its consolidated subsidiaries.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have been presented in accordance with the rules governing a smaller reporting company for the six months ended June 30, 2012 and June 30, 2011, respectively.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes from the last known 10Q filed in 2002. A Form 15D was filed by Mark L Baum, a California attorney, in an attempt to de-certify the registration requirements under the SEC regulations. It is the intent of management to file a SUPER 10K in 2012, to catch up and bring current all the filings. ACCR also intends to change our SIC code with the SEC. Due to the fact that the company owns a patent application in the telecommunications sector we are communicating with the
SEC for further guidance. Management is fully aware that all previous documents were destroyed and that the current 10Q reflects only the recent reinstatement of the corporation. Current management has NO INTENTION OF SELLING SECURITIES in the market place. On the contrary, we are a possible BUYER of our common stock, as we believe it is undervalued. ACCR is looking
to the SEC for guidance in returning current filing status.   Since all
records, bank accounts, and even the golden coffee pot was previously destroyed, current management is trying to bring current the SEC filings.
This 10q for the period ending June 30, 2012 is testament of our intention to comply with all SEC statutes and regulations. We will be filing our next 10q for the period ending 9/30/2012 on 11/15/2012 as required by the SEC.




Business Overview

Access Power, INC, or ACCR is a public holding company that serves the various sectors in our economy. We were incorporated back in October 1996. ACCR is not currently offering any stock for sale. Any stock to be purchased is available in the open market. We are currently quoted in the grey market of the OTC, however, with the filing of financial documents with the SEC, it is our intention to solicit a Market Maker and upgrade our listing to the OTCBB.

Access Power, INC owns at the moment PJJ ARISE LLC. PJJ Arise LLC is a Michigan for profit consulting and business service which focuses in the @Home customer service segment. Patrick J Jensen is a director with our company, and currently the only contractor working with PJJ Arise, LLC.
Mr. Jensen currently works about 80-90 hours per week with an intense desire to return ACCR to the throne. Mr. Jensen currently services a variety of businesses as an independent contractor. Some of his clients include Pizza Hut, Disney Dining Reservations, and Carnival Cruise Lines. Mr. Jensen also handles incoming (800) orders for Pro Active, Bare Minerals, Office Depot, Derma Wand, Nutribullet, and many other infomercials that cater to the retail segment of our economy.

Mr. Jensen is fluent in Spanish. He graduated from Tulane University with a Bachelor of Arts in Economics and a minor in Studio Art. Mr. Jensen is very proud that his son was accepted and appointed to the United States Military Academy at West Point. Mr. Jensen is a devoted husband of 22 years. He has endured many financial burdens over the years. As pointed out in a previous 8K filed, Mr. Jensen was previous registered with FINRA. He serviced some of the largest financial institutions in Latin America, and at one point managed assets in excess of $250,000,000.

He has extensive securities markets experience and knowledge, and friends that work in the securities world. Mr. Jensen at one point worked on the NYSE. Access Power INC at one point traded on the OTCBB, and was delisted to the pinks in 2002. It is our goal to use these contacts to help propose a market maker to trust in our company, and file a FORM 211 with FINRA so that ACCR can be upgraded to a better respected trading market, such as the OTCBB.

Our business plan is to acquire companies with track records of long term, stable, and profitable operations. We also plan to speculate in the securities markets, and make profit by trading and hedging our portfolio of assets. It is the focus of management to buy back shares of Access Power in the common market place every month, and reduce the total number of shares authorized and outstanding. Each subsidiary provides their financials to ACCR and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.  As of September 10, 2012, the Company has
1 subsidiary which is dormant with no production.   ACCR owns a Nevada
corporation named Thunderbird Global Corporation. It was recently acquired by the Secretary of State of Nevada. Interestingly, Thunderbird Global Corp owns 125,000,000 of ACCR common restricted stock. ACCR management is currently negotiating with our transfer agent to have the shares cancelled back into the ACCR treasury.

As noted in our last 8k, the transfer agent informed management that only 1 signature was required to cancel the issuance back to the ACCR Treasury. It is management pleasure to announce that we succeeded in reducing the amount of stock outstanding. Our current outstanding common stock is 129,144,121 shares.

The Company has evaluated the scope of its business plan and has modified it to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2012.

As mentioned in our 8k August 27, 2012, the previous CEO Glen Smith filed a patent with the United States Patent Office on August 23, 2000. This filing was represented by the law firm of Malloy & Malloy of Coral Gables FL financed by operations of the company. The filing is patent application #09/644,425, A computer based telephony enhancement system and method. It is the intention of current management to monetize the patent application, review its patent statute of limitation, and explore all legalities regarding the technology of inserting sound effects in telephony communications. In addition if there is merit and monetization of the application, the company intends to enforce its patent application. Current management last communication with the patent office was in early 2003. The US Patent Office issued a non final rejection on 11/15/2002. There is a competitor using the similar technology, and we intend to investigate any infringement. Yahoo! has a feature called AUDIBLES, where a person can insert sound effects into their instant messaging. We believe we invented this technology first. Prior management never followed up with the US Patent and Trademark
Office.  Stay tuned.

As previously mentioned, ACCR past financing and liabilities are cleared. Florida statute 95.11 has caused the corporation to become clear of any and all outstanding liabilities with the old FEIN tax id. In that affect, by creating a new FEIN, ACCR has lost all prior tax advantages and carry loss forward accounting. It is the belief of current management that ACCR will return to the THRONE.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year period presentation. These changes had no impact on previously reported results of operations. Due to the fact that all prior bank accounts and records were destroyed, ACCR is starting a new life with a new purpose and desire to be a great company within the guidelines of the US Securities laws. ACCR has zero debt, and the prior convertible debt that was accounted for in the books in 2002 is nullified due to the fact that the offshore funders were SHORTING ACCR stock against the convertible debenture. They paid themselves back by shorting ACCR stock. It is management belief that after all these years, there may still be a SHORT position in ACCR stock.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

Earnings per share basic and diluted

Earnings per share is calculated in accordance with the Earnings per Share Topic of the Financial Accounting Standards Board Accounting Standard Codification (FASB ASC). The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding.

Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. For the three months ended June 30, 2012, the Company had incurred a net profit.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 observable inputs such as quoted prices in active markets; Level 2 inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. For additional information see Note 8: Fair value.

The three levels of the fair value hierarchy are described below:

Level 1         Unadjusted quoted prices in active markets that are
accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2         Quoted prices in markets that are not active, or
inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3        Prices or valuation techniques that require inputs
that are both significant to the fair value measurement and unobservable (supported by little or no market activity).


NOTE 2: Recently adopted and recently issued accounting guidance

Adopted

In May 2011, the FASB (Financial Accounting Standards Board) issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholder equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company financial position, result of operations or cash flows.

Issued

In December 2011, the FASB issued Accounting Standard Update 2011-10, Derecognition of in Substance Real Estate a Scope Clarification to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 21, 2012. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company financial position, results of operations, or cash flows.

In December 2011, The FASB issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities. This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.


Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.


NOTE 3: Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had operating revenues for
the three months ended June 30, 2012.   We are a new company with a new
vision, and new leadership. Patrick J Jensen is a key person within the company. At the present time, Mr. Jensen is the sole President/Director and Treasurer. In the event Mr. Jensen cannot fulfill his duties and obligations, there would be considerable concern as to the viability of the corporation.

Based on the above facts, management determined that there is substantial doubt about the Company ability to continue as a going concern.


We intend to expand our operations through acquisition in 2012 and beyond. Access Power will review any donations and funding to further its cause.
We will be carefully managing our overhead to maximize the effects of profitable acquisitions. Our business plan is to acquire companies with track records of long term, stable, and profitable operations.
Each subsidiary will operate as its own entity with current management retained. This will allow the Company management to focus on maintaining or increasing current levels of revenues and profitability.
The subsidiaries will use the Company for financial reporting purposes and other financial projections. However, we can give no assurance that our business plan will be successful. As of June 30, 2012, with the direction of ACCR, to acquire companies, we have received NO letters of intent to purchase companies which will increase the Company production.

We have been contacted by parties interested in investing in our vision.


NOTE 4: Related party transactions

None.

NOTE 5: Convertible notes

Access Power INC suffered a tremendous pain with the use of prior convertible notes. Many past shareholders of the company were severely damaged with the massive shorting of common stock. Current management believes that there are NO VALID liabilities with prior issued convertible notes as they have been paid off and all records have been destroyed.
The shorting of our common stock in the past was a great tragedy to the integrity of the US Financial system.


NOTE 6: Commitments

Operating leases
On August 1, 2011, the Company leased office space for sales in Spring Lake, MI on a month-to-month basis in the amount of $850 per month under operating lease agreements with original lease periods of up
to five (5) years.   The company also maintains a storage site where
Mr. Jensen has donated some of his personal belongings to the Asset side of the corporation. Mr. Jensen is in a position to pledge $75,000 worth of expensive jewels and household items acquired over the last
2 years since filing bankruptcy in 2010. Mr. Jensen in 2007 had earnings of $589,000 and over a 7 year period from 2000-2007 made over $4,000,000 in personal W2 earnings. Mr. Jensen is also in a position to liquidate all these holdings to BUY BACK company stock.
Mr. Jensen has a proven track record of success in management of cash flow and business, and despite his personal downfall, will come back strong as he has learned a very important lesson in life.

Legal Matters

None.

NOTE 7: Stockholders equity


Decrease in Authorized Shares

The company has filed an amendment to its corporate charter with the Florida Secretary of State to reduce the authorized common stock to 150,000,000. As of this writing it is still in process, and management will notify shareholders when it is complete and registered on the books of the corporation. Management was successful in contacting our Transfer Agent to effectively cancel a 250,000,000 share block of stock that was issued unrestricted on April 24, 2008. We were successful in this endeavor, and plan to reduce the Authorized common stock by another 250,000,000 so that the total authorized will be 150,000,000.

Access Power, INC.s goal is to reduce the AUTHORIZED common stock to 150,000,000.

Preferred Stock

All preferred stock is in the process of being revoked with the Florida Secretary of State.

Common Stock

The company currently has issued and outstanding with our transfer
agent 129,144,121 shares of common stock.   Our Transfer Agent is
Standard Registrar and Transfer Company, 12528 South 1840 East
 Draper, UT 84020  Phone:   (801)571-8844.  The amount of restricted
144stock on the books of the corporation is 14,641,475. The float is about 99,000,000 shares, of which 92,280,683 is held at the DTCC depository trust. Current management has also obtained a NOBO list and also a market maker holding list with DTCC. Our stock currently is on the grey sheets and has traded significant volume in 2012, considering that we have recently restructured. Management believes there is a considerable large SHORT position still at bay with our common stock.

Access Power, INC has 538 shareholders of record.

Escrow shares

As noted on the balance sheet for the three months ended June 30, 2012, the Company keeps 15,400,000 shares held in escrow. These shares are registered to Patrick J Jensen, and are presently kept in a safe bank vault.


Warrants

None.


Item 2. Management Discussion and Analysis of Financial
Condition and Results of Operations


Safe Harbor for Forward-Looking Statements

When used in this Quarterly or Annual Report, the words may, will, expect, anticipate, continue, estimate, project, intend, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Company future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Executive Overview

Access Power Inc., (referred to herein as ACCR or the Company) is a public holding company that serves the communications and customer service market place. Our offerings are needed by a wide variety of companies across varied market segments, from food processing to travel and leisure, both private and public sectors. We expect to expand our contracted base, and pursue additional acquisitions to leverage our portfolio of operating companies.

Central to an understanding of our financial condition and results of operations is our current cash position. At September 10, 2012, our cash on hand was approximately $3,800, and our operating revenues are SUFFICIENT to fund our operations. Consequently, our June 30, 2012, financial statements contain, in Note 3, an explanatory paragraph to the effect that our ability to continue as a going concern is dependent on our ability to increase our revenue, eliminate our recurring net losses, eliminate our working capital deficit, and realize additional capital; and we can give no assurance that our plans and efforts to do so will be successful.
Therefore, we may require additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our Company as one able to provide a target acquisition not only with cost savings but also with additional working capital to finance and grow the business. However, management of Access Power plans to drive revenues, and increase work ethic. This will be done at every expense, while working 80-90 hours per week.

Critical Accounting Policies

Use of Estimates

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.


Stock-Based Compensation

As required by the Stock-based Compensation Topic of FASB ASC, transactions in which the Company exchanges its equity instruments for goods or services is accounted for using authoritative guidance for stock based compensation. This guidance also addresses transactions in which the Company incurs liabilities in exchange for goods or services that are based on the fair value of the Company equity instruments or that may be settled by the issuance of those equity instruments.


If the Company issues stock for services which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company financial statements as it is a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.


We use the fair value method for equity instruments granted to non-employee s and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

If shares are issued for services to be performed over a period by a vendor, we capitalize the value paid and amortize the expense in association with services actually rendered.

Shares issued to employees are expensed upon issuance.

Our business plan is to acquire companies with track records of long term, stable, and profitable operations. Each subsidiary operates as its own entity with current management retained. This will allow the Company management to focus on maintaining or increasing current levels of revenues and profitability. Each subsidiary provides their financials to ACCR and the Company will make site visits to ensure companies are in compliance for reporting and monitoring purposes.

The Company has evaluated the scope of its business plan and has modified the plan to reduce corporate overhead functions leaving all operating activities at the subsidiary level. The benefits of this new direction will begin to be realized in 2012.

We feel this new focus will offer each subsidiary an opportunity for growth through synergies created by becoming a part of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Controls and Procedures


Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President/Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the end of the period covered by this report, the Company has ineffective controls over financial reporting. Our control activities in financial closing procedures were ineffective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized, and reported appropriately. The Company has been working towards clearing ineffective financial reporting controls and disclosures to implement proper internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

a. pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions of our financial statements;

b. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

c. provide reasonable assurance that transactions pertaining to stock issuances are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that the stock issuances are being made only in accordance with authorizations of management and the Board of Directors.

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of three months ended June 30, 2012, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

Change in internal control over financial reporting

We had a change of control on June 21, 2012. The change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2012. This change in control has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It is our intention to file a SUPER 10K to regain the trust of our financial marketplace. Due to the fact that all record books and bank statements of prior management have been destroyed, Access Power, Inc. is in the process of establishing a new life and a new beginning.

Maybe there is a piece of proprietary software that is out there that belongs to the shareholders of ACCR, and it is our intention to find it and monetize it.











SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCESS POWER, INC
(Registrant)



Date:           September 10, 2012






By: /s/ Patrick J Jensen
Name:  Patrick J Jensen
Title: President, Director, and Treasurer
(Principal Executive Officer)