Form 10-Q
period 2002-09-30
ACCESS POWER INC
filed 2018-06-18
CIK 1041588

June 15, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  3rd QTR 10qsb PE:  09/30/2002
I.R.S. Employer Identification No. 59-3420985  **at the time in 2002 is
				                 was different.


17164 Dune View Dr # 106 Grand Haven, MI              49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
______________________________________________________________________

This filing is a technical requirement in order to bring us current. As of the close of business June 15, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. Access-Power Inc. has $500 in our premiere checking account. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale.

Our Website is:

http://www.myaccess-power.com

Access-Power, Inc.'s contact is pjensen@myaccess-power.com.

Access-Power, Inc. is in good standing
with Standard Registrar & Transfer.
Our Transfer Agent is SEC registered, and except for one change in ownership in 2007, is our original agent dating back to 1996.

The http://www.standardregistrar.com
440 East 400 South Suite 200, Salt Lake City, Utah 84111
Phone (801) 571-8844 Fax: (801) 328-4058

Our ticker symbol ACCR and further information may be found at:

https://www.otcmarkets.com/stock/ACCR/profile

We are on the grey sheets and we are actively looking for solicitations from a Market Maker who will file a Form 211. Access-Power Inc., intends to catch up on all of its past due filings.
______________________________________________________________________

Transitional Small Business Disclosure Format (check one): Yes __  No  X
Smaller Reporting Company:  Yes  X   NO  ___
Emerging Growth Company:  Yes  X  NO  ___

The Company is aware that the ECG disclosure occured in the Fall 2017. We are including this disclosure in our financial documents because we intend to catch up our on filings. A Super 10K was discussed with the Commission; however, we have elected to file individual quarterly and annual reports as required by federal law.

https://www.sec.gov/rules/final/2017/33-10332.pdf

Indicate whether registrant is a shell company:  Yes  ___  NO  X
______________________________________________________________________

Part I.   Financial Information

**********

Item 1. FINANCIAL STATEMENTS

All financial records from Access-Power, Inc. have been destroyed by previous management and are not available.

**********

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The 1998-2000 ERA is over.  I always complained about naked shorting.
I was there in 1998. Today is 2018. The fact is in 2013, The Dubai Government bought my old website http://www.access-power.com. In late 2017, I was surfing around and discovered for the first time the terms and conditions of my old website, and I discovered that Access is owned by the DMCC which is the operational arm of the Dubai Government.

Here is the official internet archive record, as published in 2012:

https://web.archive.org/web/20120918231458/http://www.access-power.com:80

Today, Access Power, Inc USA has NO AFFILIATION with ACCESS POWER MEA.

Management has no record of any assets or liabilities held by the Corporation from the last report ending 033112. Access Power, INC, was the victim of a CONVERTIBLE DEATH TOXIC DEBENTURE raid in the 1998-2000 ERA. For that matter, we have no FINANCIAL RECORDS from prior management! Access-Power, INC. USA does have some sample readings on our fate:

"Popular in the mid to late 1990s. Also known as toxic convertibles or floorless convertibles"

https://www.nasdaq.com/investing/glossary/d/death-spiral-covertible

Here is an SEC document on the subject:

https://www.sec.gov/rules/petitions/4-500/jdfinnerty050505.pdf

Back then, the executing market maker was Bishop and Rosen. All financial documents relating to these transactions have been destroyed:

https://brokercheck.finra.org/firm/summary/1248

Patrick J. Jensen lost over $500,000 of his hard earned money, clawing and buying back stock while he was being NAKED SHORTED by all of the past. Now, they cannot harm.

If the SEC were to study the past trading market volume from December 2000, it will amaze you.
The famous BAMBOO to GRANDVIEW handoff. Bamboo was used to NAKED SHORT via BISH, and he shorted all the way down from 4.45 all the way down.
Like a butcher and a razor sharp knife, same methodology employed.

The past funders broke US SECURITIES LAWS. For one, they never tendered in their convertible bonds for payment, and they sold on down ticks. There was a Rule 3b- 3 in existence back then. It has since been stricken from the record by the SEC.

The past is the past, and we cannot undo it. Today, we have a fixed amount of issued stock, and most of it is restricted, and we estimate the float to be less than 103,000,000 shares.

This is the float structure today.

Management believes strongly in this Corporation. Current management does not have any KNOWLEDGE OF FINANCIAL RECORDs dating back between 1996-2012 up until Mr. Jensen analyzed the situation. It is fine, because Mr. Jensen has learned to forgive them all.
Over the years, Access-Power, Inc. has been managed very poorly.
The worst was Mark Baum who tried to destroy ACCR
after his NAKED SHORTING attempt in 2007. He lied under oath that the simple square footage space of 36,000 feet was office space, when in fact, harris county property records back them showed his brother as the owner of the residential properties.
People have really not had a
good experience buying this stock. Of course, I never listened. Access-Power, Inc., had an attorney in Mark Baum try to file a FORM 15 in 2007 which is not good, and  we THEN fought this FORM 15 with the SEC in 2012, and current management was able to file a FORM 15DA in 2013, after
Comments and Suggestions from the SEC to resolve the issue.  We won!
The 300 shareholder level was key, and this little simple number is what saved the trading symbol again.  This stock symbol has been
attacked so many times over the last 20 years.   TWENTY YEARS of
CARNAGE in our stock is over.

https://backend.otcmarkets.com/otcapi/company/financial-report/15083/content

This represents a .pdf correction.
There is another .pdf stored on the servers that holds the correction only after Patrick J Jensen was able to point this out.

STATEMENT OF BELIEF BY PATRICK J JENSEN.
The SEC was about to SHELL EXPELL Access-Power, Inc. in 2011, and so we merged the personal LLC into the business in 2012. It is on record with the Florida Secretary of State. In 2012, I had multiple conversations with the SEC, and I stated Access-Power Inc. at the time was not a shell expell candidate, nor should it be.

When the Board resolution occurred this year authorizing the official change in Control, management discovered that as of March 2, 2018 we were considered INACTIVE by the SEC. Management could not file a FORM 4 for the 95,000,000 Restricted block issuance.

PERSONAL STATEMENT and NEAR CONCLUSION AS BEST AS I PERSONALLY CAN DO.
REMEMBER: WE HAVE NO ---> AGAIN, ZERO AFFILIATION WITH ACCESS-POWER MEA. NONE! But, like I said, I had a LinkedIn idea.
I am going to try and sell this Company to them. I hope that I hit the JACKPOT for the Shareholders. The plan is to make money, right?

As controlling shareholder of the VOTE of the Corporation, my plan is to sell this Corporation for $15,000,000.00.

I, Patrick J. Jensen, have no idea where they stole the Corporate records. I do know that Glen Smith lives in Canada. Tod Smith is still an attorney in Florida last I checked, Maurice Matovich is hiding somewhere???, and Ron Tregaskis, and Howard L. Kaskel - no idea where anyone them are today. We have no idea where any Bamboo and Grandview perpetrators have hidden.

http://brokercheck.finra.org/individual/summary/404271

We know that Bishop and Rosen is no longer in business.

http://brokercheck.finra.org/firm/summary/1248
The main principal for the firm
started Empire Asset Management in 2016.
His name is Robert Stephen Rosen.
I forgive them all.  I do.  I forgive all of them.

FOR NOW, I AM FOCUSED ON TODAY. We have to forgive, and move on. Without forgiveness, we will forever be lost in time. I know that there are many obstacles to getting
ACCR to quote again.  The 211 FINRA FORM is one.
Many obstacles, but they are just
that, obstacles, and I have learned that obstacles can always be overcome.

Business is about relationships.  I know this.

1. Get the ACCR SEC required filings in order and find SEC attorney
2. Get a Market Maker to quote our stock, and then many more will follow.
3. Improve liquidity in the market place for shares - a good CEO will do this.
4. Remove all restrictions on DTC, and make sure the Company stock is OK to quote
5. Roadshow the Access-Power, Inc. STORY!!!!!!
6. Sell the Corporation for $.05 or $.06 per share.

I am FOCUSED on today, and I know what I must do.

NO ONE ELSE started the website. I started http://www.access-power.com This was my website in 2012. I purchased it through Network Solutions. There is no debate...and this is where my Story just begins.

https://web.archive.org/web/20120918231458/http://www.access-power.com:80

This was my website in 2012. I started a Work @ Home business, and I named it PJJ ARISE, LLC and I merged my personal business into the Corporation in 2012. We are not a shell. I am not a shell.

Below is my story and my dream, and I will share it with you.

The DMCC, which is the Dubai Government, coincidentally created a next generation power company. You have money, SNAP - items get DONE! The Dubai Government has a subsidiary called DMCC that owns a company called Access. Sometime in 2012 Access, created the next real over $1BILION$ renewables Company called
ACCESS-POWER MEA.

All the right people were pout into place, and this is the result:

http://www.access-power.com/our-people

THEY WERE STARTED IN 2012, from the press reports.

They are a GROWING, and some say one of the fastest growing Renewables Energy Projects leader in the World. The best technology money can buy in renewables technology market. Emerging Power company created in 2012 by the Dubai Government. There are no news reports prior to 2013 for them. The DUBAI GOVERNMENT has a lot of money!!! Here is the website: http://www.dmcc.ae

Now, they formed this huge renewables Company called Access-Power MEA. Look at what they bought in 2013:

"http://www.access-power.com - look at the terms and conditions of the website.
The bottom left hand corner of the page it says Terms & Conditions. When you click there, you will see everything. It says,

"The Website is owned and operated by Access, whose principal office is at Office 3001, BB1 Tower Mazaya Business Avenue, JLT, PO Box 73766 Dubai, UAE. Access is a Dubai Multi Commodities Center Companies."
http://www.access-power.com/news-publications/reports

It is almost like they picked me.  A BIG COINCIDENCE.  Imagine that, they picked me. This time, I was the lucky one. This is a long shot, but Access-Power, Inc. is trying to set itself up for a sale to a large private equity firm that can
communicate to the Dubai Government that we have the only US
CORPORATION UNDER SECTION 12
WITH A DUTY TO FILE REPORTS.  Wall Street will buy this Corporation, and sell it VIA IPO to the new owners, like Dubai.
They might have their own
money problems over there, and may want to USE
the ACCR stock symbol and shares
for selling to the public to raise money to
fund their emerging growth all over
the world......and ACCR is the first 4 letters of the Capital City of
Ghana in Africa!  Even more stars that allign for my GEM!

LAST NIGHT I HAD A VISION
CUBA STORY:
SO, I created this website:  ACCESS-POWERCUBA.COM

https://twitter.com/vahidfotuhi - This is our DEAL MAKER over there. http://www.access-power.com/our-people

So, I found this tweet by VALID talking about renewable energy. VALID has been tweeting like
BUSY - https://twitter.com/Access_Power/status/1007161016873111552 Oh! So, I grabbed the ACCESS-POWERCUBA.COM website. WALL STREET NEEDS MY IDEAS.

http://irena.org/newsroom/articles/2017/Nov/The-Age-of-
Renewable-Energy-Diplomacy

http://irena.org/newsroom/articles/2018/Feb/Embracing-
Renewables-in-Cuba

CUBA is in need of renewables NOW!
This is all new FEBRUARY 2018, so I grabbed the website just now:

http://www.access-powercuba.com - I like the ring!

Access-Power, Inc. is in the process of becoming current with all its reporting requirements under Section 12 of the SEC Act.
I will file and sign all PERIOD REPORTS FOR THE COMPANY! I am sure that there are many people on Earth that will make a prettier 10q, and that is fine.

On to other matters, Access-Power Inc. has been approached by queastionable individual opportunists.
I received emails from Adam Tracy, even in 2016 and 2018 to try to communicate with me. From what we understand, and attorney will try to sequester and "take over" shells. I did not take over ACCR in 2012. I was 25% shareholder in 2011, and the Corporation was about to get revoked by the SHELL EXPELL PROGRAM by the SEC. They for some reason thought we were a shell. No biggie, everyone makes a mistake.

"...used to harm investors through reverse mergers" - this is against the American dream. What is wrong with a CLEAN REVERSE MERGER by GOOD SMART PEOPLE?

https://www.sec.gov/news/press-release/2012-2012-91htm

The SEC in not 100% right in this case.
A VERY slim, but still a fighting chance that ACCR may be picked by the United Arab Emirates or any one of the many Arab countries Rich in OIL.
Back to my visions of 2011,
Access-Power, Inc.,  shareholders were at risk.
2012 was real.  I saw and read about
this in 2011. SO, I anticipated the situation, and I did something about it!

I read all my Florida Statutes, and in there, I found a legal right to hold a
Shareholder's meeting. I was 25% common shareholder, major one. So, I called for a shareholders meeting. I tried to contact the officers to availability. They were all in the Bahamas on their 72' Viking Sport Fishing Trips...LOL.

All joking aside, because this is serious. I saw what was going to happen.
The SEC was going to sweep ACCR under the rug. I know it in 2011. So, I stepped in, called a shareholders meeting, and when NO ONE showed up, I presented before the meeting a resolution to name myself PTD. ALL the Officers resigned per FL STATUTES, and when no one at the Shareholder's meeting contested the matter, I presented a resolution whereby I was named PTD, and able to take matters and save the Company. So, I did.
I sent out shareholder notices in 2 FL newspapers and gave 30 days notice, and I kept all my receipts.

Here is my LinkendIn:

https://www.linkedin.com/me/profile-views/urn:li:company:9308597

About 1 month ago, I had the idea to start reaching out to all employees over at Access
Power MEA. AS OF THIS WRITING, I HAVE 14 COMPANY CONNECTIONS, and a wealth of high level
DMCC personal, including the CHAIRMAN HIMSELF.  Give me some time.
I also have a Prince as a CONNECTION on LinkedIn!
I think they are all curious. I would be, if the roles were reversed. All I am saying is if the Prince ever wants to go deep sea fishing, maybe he might pick me again to go with him.
I'm a good person.

The Corporation is for sale. I will sell Access-Power, Inc for $15,000,000.00 or $.06 per share. Should I sell it for more? I am not greedy, and I do not need much in life. SO, basically to my
SPONSORING MARKET MAKER---> This is my bond to you Sir(s):

I will always be 100% true to you, and I will always be honest and I will never harm you or hurt you.
So, for now the plan is we stay with the 103,000,000 share structure.
FOR NOW!!

$15,000,000 for this whole Company is a fair price.

I have these websites for sale:

access-powerafrica.com  **my favorite
access-powerasia.com
access-powercuba.com  *my 2nd favorite
access-poweregypt.com
access-powermea.com
access-powerpakistan.com
access-powersolar.com
access-powersolar.online
access-poweruae.com
access-powerusa.com *my designation for AMERICA OPEARTIONs access-solarpower.com

I merged my operations again
right into ACCR in 2018. WHY? WHY the Sacrifice? I will tell you why, for the LOVE of my shareholders. I will not betray my SPONSORING MARKER.
I would like state my personal preference for the FORM 211 and that is THE CITADEL http://www.citadel.com - FIRST CLASS
POWERHOUSE PERFECT TO MEET THE DEMAND.
I want CITADEL as my first choice SPONSOR MARKET MAKER.

I have more 10qsb's and 10k's to file, and while I support my family too during all of this mess. I am sure that I am missing maybe 1 or 2 portions of
this 10qsb.  I have a separate business plan to live my life the way
I would like to live it.   For the rest of my life.

Finally, today is what matters.  Today I spent 30 minutes with the SEC.
My conversations
with the SEC are like a transactions these days, at my age 50, whoof...I'm the BOSS until further notice with exactly 53.70905% of the vote.
Access-Power, Inc. does not issue or sell stock
in the market place at the moment. We are filing this document to bring all of our filings current as required by federal law.
If something goes wrong this time with ACCR, it is my
GOOD NAME On the line.  And this time around, I promise you I will not tear or break it.  Back to work.....sorry for any typos/grammar errors.  I have a business plan, and I plan to make money for you.

xPJJ
Patrick J. Jensen
616-312-5390
pjensen@myaccess-power.com

**********

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DESTROYED AND NOT AVAILABLE

**********

Item 4. Controls and Procedures

DESTROYED AND NOT AVAILABLE
___________________________________________________________________________

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

**********

Item 1A. Risk Factors

NONE

**********

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

**********

Item 3. Defaults Upon Senior Securities

NONE

**********

Item 4. Other Information

NONE

**********

Item 5. Exhibits

(a)      No Exhibits are being filed.
(b)      No Reports on Form 8-K were filed during this period

ALL OTHER QUESTIONS and PARTS OF THE FORM:  THE ANSWER IS NONE or
I DO NOT KNOW.
THE SAME ANSWERS PRETTY MUCH WILL BE THE SAME FOR ALL SUBSEQUENT REMAINING YEARS FROM 2002'S through 2012. I am attempting to answer all answers in the SPIRIT and Letter of the LAW.

_______________________________________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS-POWER, INC.


BY:
/s/
Patrick J. Jensen
President, Treasurer, and Director
June 15, 2018