Form 10-K
period 2002-12-31
ACCESS POWER INC
filed 2018-06-19
CIK 1041588

CONFIRMED SUBMISSION TYPE:	10KSB40
CONFIRMED PERIOD OF REPORT:	ENDING 12/31/2002
FILED DATE:      		June 18, 2018

PERIOD and DOCUMENT:			10Ksb for the period ending 12/31/2002
COMPANY CONFIRMED NAME:			ACCESS POWER INC
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB
SEC FILE NUMBER:			333-65069
BUSINESS ADDRESS:
STREET 1:				17164 DUNE VIEW DRIVE
STREET 2:				APT 106
CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			                49417


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

                       Florida                       59-3420985 - Changed
 								   2012
            ------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization           Identification No.)


       Registrant's telephone number, including area code: (616) 312-5390

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

                Yes   / /         No   /  /   MAYBE OK AFTER 18 YEARS?  X


State issuer's revenues for its most recent fiscal year:  ALL RECORDS DESTROYED.

https://www.youtube.com/watch?v=xbhCPt6PZIU -
OFFICIAL SONG OF ACCESS-POWER, INC.

This is the true meaning of a worthless security. Access-Power, Inc. is not in the business of selling shares to pay for expenses. Access-Power, Inc. sits at home in his pink bunny slippers, and answers the phone all day long. The calls come in from a dedicated 800 TELEPHONE SYSTEM, that is advertised on TELEVISION usually by celebreties. Access-Power, Inc. wants to help you access you inner powers and succeed. Period!

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: WORTHLESS

https://www.cnbc.com/2017/12/06/greenspan-compares-bitcoin-to-
colonial-america-currency-that-eventually-became-worthless.html

BUT OUR STORY IS DIFFERENT.  ACCR is going after ACWA-CUBA!

At June 18, 2018, there were issued and outstanding 244,144,121 shares of Common Stock. Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Transitional Small Business Disclosure Format (check one): Yes __ No X Smaller Reporting Company: Yes X NO ___ Emerging Growth Company: Yes X NO ___

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

Part I. Financial Information

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

Indicate whether registrant is a shell company: Yes ___ NO X
Part I. Financial Information



                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

DESTROYED AND WORTHLESS

ITEM 2.  PROPERTY

DESTROYED AND WORTHLESS

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NONE

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS 10-KSB.

PLAN OF OPERATION - TO BE A VICTIM OF CONVERTIBLE DEATH FINANCING

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE NET

2012 AND BEYOND-----> PATRICK J. JENSEN


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.


                            ACCESS POWER, INC.
                     (A Development Stage Company)
                      INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . .DESTROYED THROUGH 2018


Financial Statements:......................DESTROYED THROUGH 2018

Balance Sheets  . . . . . . . . . . . . . .DESTROYED THROUGH 2018

Statements of Operations  . . . . . . . . .DESTROYED THROUGH 2018

Statements of Stockholders' Equity  . . . .DESTROYED THROUGH 2018

Statements of Cash Flows  . . . . . . . . .DESTROYED THROUGH 2018


*****  CERTIFIED   *****

/X/ PATRICK J JENSEN
PATRICK J JENSEN


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated

/X/
Patrick J Jensen
                               02/18/20118






______________________________________________________________________________

Part I.   Financial Information

**********

Item 1. FINANCIAL STATEMENTS

All financial records from Access-Power, Inc. have been destroyed by previous management and are not available.

**********

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

DESTROYED AND NOT AVAILABLE

**********

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DESTROYED AND NOT AVAILABLE

**********

Item 4. Controls and Procedures

DESTROYED AND NOT AVAILABLE
__________________________________________________________________________

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

THE 10K FOR 2002 IS DONE.  GOD, please forgive me for
mistakes/misfilings on this form.
___________________________________________________________________________

This filing is a technical requirement in order to bring us current.
As of the close of business June 15, 2018
there were issued and outstanding 244,144,121 shares of our Common stock. Access-Power Inc. has $500 in our premiere checking account.
We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale.
___________________________________________________________________________

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

Indicate whether registrant is a shell company: Yes ___ NO X
Part I. Financial Information

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS-POWER, INC.

Before, I leave to continue working, and just know that I will NEVER TELL A LIE
AGAIN.


BY:
/*s/
Patrick J. Jensen
President, Treasurer, and Director
June 18, 2018