Form 10-Q
period 2003-03-31
ACCESS POWER INC
filed 2018-06-19
CIK 1041588

June 19, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  1rd QTR 10qsb PE:  03/31/2003
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


17164 Dune View Dr # 106 Grand Haven, MI              49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
______________________________________________________________________

This filing is a technical requirement in order to bring us current. As of the close of business June 19, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. Access-Power Inc. has $400 in our premiere checking account. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale. I WARNED YOU I WAS CAPABLE.

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

**********

THERE ARE NO FINANCIAL RECORDS, EMPLOYEES, or even the
ACCR COFFEE POT WAS STOLEN!

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

$15,000,000 for this whole Company is a fair price.

I have more 10qsb's and 10k's to file, and while I support my family too during all of this mess. I am sure that I am missing maybe 1 or 2 portions of
this 10qsb.  I have a separate business plan to live my life the way
I would like to live it.   For the rest of my life.

BOSSES NOTICE:  I have to look into laws now regarding
SALES of STOCKS?  I know the 6 month INSIDER TRADING RULE.

Until further notice, as a reminder with exactly 53.70905% of the vote. Access-Power, Inc. does not issue or sell stock in the market place at the moment today. I have 53.411075% if I sold all of my trade-able 728,500 SHARES. THERE IS NO RESTRICTION. THEY ARE
JUST SHARES RECENTLY PURCHASED.

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

$0 or WORTHLESS.....looks the same to me from an accounting stand point.

I HAVE DONE THING WRONG, AND I NEVER WOULD TELL ANYONE TO BUY A STOCK UNDER $5

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

ACCESS-POWER, INC.


BY:
/s/
Patrick J. Jensen
President, Treasurer, and Director
June 19, 2018