Form 10-Q
period 2002-06-30
ACCESS POWER INC
filed 2018-06-20
CIK 1041588

June 19, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  2nd QTR 10qsb PE:  06/30/2003
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


17164 Dune View Dr # 106 Grand Haven, MI              49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
______________________________________________________________________

This filing is a technical requirement in order to bring us current.

I have determined after careful anaylsis, that everything for a destroyed carcass at the time and carnage that is left over.
"Oh man, the BABY LAMBs are
crying for help, and the SLAUGHTER OF THEIR KNIFE!!!!!

Everything will be the SAME except for the dates, and I will triple check, and probably still have errors.

The ACCR shareholder's MOTTO during the ONSLAUGHT:  PAIN!

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

When I sell the American Dream......to the DUBAI GIVERNMENT OR TO
ACWA......POWER IS WHERE I WANT TO BE.

$15,000,000 for this whole Company is a fair price for the rest of my life.

BOSSES NOTICE: I have to look into laws now regarding FAIR DISCLOSURE. SALES of STOCKS? I know the 6 month INSIDER TRADING RULE.

Rules, rules, rules.

Until further notice, as a reminder with exactly 53.70905% of the vote. Access-Power, Inc. does not issue or sell stock in the market place at the moment today. I have 53.411075% if I sold all of my trade-able 728,500 SHARES. THERE IS NO RESTRICTION. THEY ARE
JUST SHARES RECENTLY PURCHASED.

I found out, trying to place a sell order for the stock I recently purchased in the market place weeks ago.....I warned people that
I was going to file.  I can do anything within GODs law.  FEEL
GOOD.

IF NITE WANTs TO BE THE FIRST.....I AM OK AND VERY GOOD WITH NITE TOO
SENDING ME A PROPOSAL ON A FORM 211.

We are going to do it!

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