Form 10-Q
period 2002-06-30
ACCESS POWER INC
filed 2018-06-20
CIK 1041588

June 20, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  2nd QTR 10qsb PE:  06/30/2002
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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

**********

THERE ARE NO FINANCIAL RECORDS, EMPLOYEES, or even the
ACCR COFFEE POT WAS STOLEN!

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ACCR is the first 4 letters of the Capital City of Ghana - Accra - We are saving the ACCR symbol for Access Power MEA just in case, they to want to use this vehicle to fund their US OPERATION or around the world.

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