Form 10-Q
period 2003-09-30
ACCESS POWER INC
filed 2018-06-20
CIK 1041588

June 20, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  3ndQTR 10qsb PE:  09/30/2003
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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

Indicate whether registrant is a shell company:  Yes  ___  NO  X
______________________________________________________________________

Part I.   Financial Information

**********

Item 1. FINANCIAL STATEMENTS

All financial records from Access-Power, Inc. have been destroyed by previous management and are not available. It is very expensive to obtain audited reports of $0.

**********

THERE ARE NO FINANCIAL RECORDS, EMPLOYEES, or even the
ACCR COFFEE POT WAS STOLEN!

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CUBA is in need of renewables NOW!
This is all new FEBRUARY 2018, so I grabbed the website just now:

http://www.access-powercuba.com - I like the ring!

The Corporation is for sale. I will sell Access-Power, Inc for $15,000,000.00 or $.06 per share. :

Patrick J Jensen controls 53.70905% of the vote.
Access-Power, Inc. does not issue or sell stock in the market place at the moment today.

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

ACCESS-POWER, INC.


BY:
/s/
Patrick J. Jensen
President, Treasurer, and Director
June 20, 2018