Form 10-Q
period 2004-09-30
ACCESS POWER INC
filed 2018-06-21
CIK 1041588

June 21, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  3nd QTR 10qsb PE:  09/30/2004
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


17164 Dune View Dr # 106 Grand Haven, MI              49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
______________________________________________________________________

This filing is a technical requirement in order to bring us current.

As of the close of business June 21, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. Access-Power Inc. has $400 in our premiere checking account. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale.
Our Website is:

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

**********

THERE ARE NO FINANCIAL RECORDS, NO DEBT, NO CONVERTIBLE
DEATH DEBENTURES, NO $18,000 IRS DEBT, NO $4,000 PRNNEWSIRES
OLD DEBT, EMPLOYEES, or even the
ACCR COFFEE POT WAS STOLEN!

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

ACCESS-POWER, INC.


BY:
/s/
Patrick J. Jensen
President, Treasurer, and Director
June 21, 2018