Form 10-Q
period 2005-03-31
ACCESS POWER INC
filed 2018-06-21
CIK 1041588

June 21, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  1nd QTR 10qsb PE:  06/30/2005
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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

On June 21, 2018 The Access-Power, Inc. Transfer Agent confirmed physical receipt of 20,000,000 shares of Access-Power, Inc common stock. These shares have a 144 legend on them, and the Transfer Agent has instructions to cancel the shares and have them re-issued in BOOK ENTRY restricted only formatt. All this does is bring assurance to the market that my shares are in BOOK ENTRY 144 status with the Transfer Agent.

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

Item 1A. Risk Factors

NONE

**********

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

**********

Item 3. Defaults Upon Senior Securities

NONE

**********

Item 4. Other Information

On June 21, 2018 The Access-Power, Inc. Transfer Agent confirmed physical receipt of 20,000,000 shares of Access-Power, Inc common stock received from Patrick J Jensen. This transaction represents LOVE and the amount he has for his Shareholders.
These shares have a 144 legend on them, and the Transfer
Agent has instructions to cancel the shares and have them re-issued in BOOK ENTRY restricted only format. This is intended as a confidence booster for our share structure. Share structure and equilibrium are very important qualities to bring assurance to the market. This means that there is more BOOK ENTRY
144 shares on deposit with our Transfer Agent.

Patrick J Jensen

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