Form 10-Q
period 2005-09-30
ACCESS POWER INC
filed 2018-06-21
CIK 1041588

June 21, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  3rd QTR 10qsb PE:  09/30/2005
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


17164 Dune View Dr # 106 Grand Haven, MI              49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
______________________________________________________________________

This filing is a technical requirement in order to bring us current.

No one is assisting Patrick J Jensen in all this hard work.
He is Human. This form is basically the same as the prior report, except for the dates/period have changed.

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