Form 10-Q
period 2006-03-01
ACCESS POWER INC
filed 2018-06-21
CIK 1041588

June 21, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  1st QTR 10qsb PE:  03/31/2006
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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