Form 10-Q
period 2000-03-31
ACCESS POWER INC
filed 2018-06-22
CIK 1041588

June 21, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  1st 10qsb PE:  03/31/2010
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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

****CURRENT UPDATE****

As of the close of business June 21, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. We have a treasury of 500,000,000 Authorized shares of Access-Power Inc common stock, so that means that we have about 255,000,000 shares AVAILABLE for issuance. We have $200 in our premiere checking account now. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale. Management will make informed well processed decisions.

ACCR COMEBACK SONG FOREVER:
https://www.youtube.com/watch?v=xbhCPt6PZIU

STANDARD TRANSFER COMPANY
ACCESS POWER INC	 - COMMON	Printed: 6/21/2018 4:59:40 PM
Current NonCancelled Certificate List as of: June 2	1, 2018
Shareholder: JENSEN, PATRICK J BOOK ENTRY  17164 DU	NE VIEW DR #106
Cert No	Issued	Shares	Restricted	Stopped	Cancelled	Issue
Registration
2,951	06/21/2018	20,000,000	11/29/2012	98,468
PATRICK J JENSEN BOOK ENTRY
2,950	06/04/2018	95,000,000	06/04/2018	98,386
PATRICK J JENSEN BOOK ENTRY
Total Shares	115,000,000

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

MARK BAUM lied in .pdf filings attesting that Access Power, Inc had 36,000 SQFT of OFFICE SPACE. 2007-2012 is called the DARK PERIOD.

**********

THERE ARE NO FINANCIAL RECORDS, NO DEBT, NO CONVERTIBLE
DEATH DEBENTURES, NO $18,000 IRS DEBT, NO $4,000 PRNNEWSIRES
OLD DEBT, EMPLOYEES, and even the
ACCR COFFEE POT WAS STOLEN!  All of this changed in 2012.

A broke, yet fixable coffee pot was installed.

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