Form 10-K
period 2003-12-31
ACCESS POWER INC
filed 2018-06-22
CIK 1041588

PERIOD and DOCUMENT:			10Ksb for the period ending 12/31/2003
COMPANY CONFIRMED NAME:			ACCESS POWER INC
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB
SEC FILE NUMBER:			333-65069
BUSINESS ADDRESS:
STREET 1:				17164 DUNE VIEW DRIVE
STREET 2:				APT 106
CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			                49417


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

                       Florida                       59-3420985 - Changed
 								   2012 to
								27-
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

****CURRENT UPDATE****

As of the close of business June 21, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. We have a treasury of 500,000,000 Authorized shares of Access-Power Inc common stock, so that means that we have about 255,000,000 shares AVAILABLE for issuance. We have $200 in our premiere checking account now. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale. Management will make informed well processed decisions. We are not a shell. We operate, and we will succeed.

ACCR COMEBACK SONG:
https://www.youtube.com/watch?v=xbhCPt6PZIU

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

Indicate whether registrant is a shell company: Yes ___ NO X
Part I. Financial Information



                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

DESTROYED AND WORTHLESS - all business records being destroyed.
We do any claim any assets so we do not need to prove anything.

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

Balance Sheets  . . . . . . . . . . . . . .DESTROYED THROUGH 2018

Statements of Operations  . . . . . . . . .DESTROYED THROUGH 2018

Statements of Stockholders' Equity  . . . .DESTROYED THROUGH 2018

Statements of Cash Flows  . . . . . . . . .DESTROYED THROUGH 2018


*****  CERTIFIED   *****

/X/ PATRICK J JENSEN
PATRICK J JENSEN


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated

/X/
Patrick J Jensen
June 22, 2018






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

This filing is a technical requirement in order to bring us current.
As of the close of business June 15, 2018
there were issued and outstanding 244,144,121 shares of our Common stock. Access-Power Inc. has $300 in our premiere checking account.
We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale.
___________________________________________________________________________

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