Form 10-K
period 2004-12-31
ACCESS POWER INC
filed 2018-06-22
CIK 1041588

PERIOD and DOCUMENT:			10Ksb for the period ending 12/31/2004
COMPANY CONFIRMED NAME:			ACCESS POWER INC
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB
SEC FILE NUMBER:			333-65069
BUSINESS ADDRESS:
STREET 1:				17164 DUNE VIEW DRIVE
STREET 2:				APT 106
CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			                49417


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

****CURRENT UPDATE****

As of the close of business June 21, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. We have a treasury of 500,000,000 Authorized shares of Access-Power Inc common stock, so that means that we have about 255,000,000 shares AVAILABLE for issuance. We have $300 in our premiere checking account now. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale. Management will make informed well processed decisions. We are not a shell. We operate, and we just do not make any money, and we will succeed.

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