Form 10-Q
period 2007-06-30
ACCESS POWER INC
filed 2018-06-22
CIK 1041588

June 21, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  2nd QTR 10qsb PE:  06/30/2007
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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

STANDARD TRANSFER COMPANY
ACCESS POWER INC	 - COMMON	Printed: 6/21/2018 4:59:40 PM
Current NonCancelled Certificate List as of: June 2	1, 2018	Page No. 1
Shareholder: JENSEN, PATRICK J BOOK ENTRY  17164 DU	NE VIEW DR #106
Cert No	Issued	Shares	Restricted	Stopped	Cancelled	Issue Ref	Cancel Ref
Registration
2,951	06/21/2018	20,000,000	11/29/2012	98,468
PATRICK J JENSEN BOOK ENTRY
2,950	06/04/2018	95,000,000	06/04/2018	98,386
PATRICK J JENSEN BOOK ENTRY
Total Shares	115,000,000

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