Form 10-Q
period 2007-09-30
ACCESS POWER INC
filed 2018-06-22
CIK 1041588

June 21, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT:  3nd QTR 10qsb PE:  09/30/2007
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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

As of the close of business June 21, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. We have a treasury of 500,000,000 Authorized shares of Access-Power Inc common stock, so that means that we have about 255,000,000 shares AVAILABLE for issuance. We have $200 in our premiere checking account now. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale. Management will make informed well processed decisions. The BAUM ERA or the DARK ERA is over. God is good.

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