Form 10-K
period 2008-12-31
ACCESS POWER INC
filed 2018-06-25
CIK 1041588

PERIOD and DOCUMENT:			10Ksb for the FULL YEAR 12/31/2008
COMPANY CONFIRMED NAME:			ACCESS POWER INC
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB
SEC FILE NUMBER:			333-65069
BUSINESS ADDRESS:
STREET 1:				17164 DUNE VIEW DRIVE
STREET 2:				APT 106
CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			                49417


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

The records of all shareholders are intact. Our Transfer Agent is ALIVE!

It is the financial records only
like cash flows, cash statements, and other financial cash matters were completely fradulent and worthless by prior manegement.

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

BUT OUR STORY IS DIFFERENT.  ACCR is going after Access-Power CUBA, Inc.

At June 18, 2018, there were issued and outstanding 244,144,121 shares of Common Stock. Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Transitional Small Business Disclosure Format (check one): Yes __ No X Smaller Reporting Company: Yes X NO ___ Emerging Growth Company: Yes X NO ___

The Company is aware that the ECG disclosure occured in the Fall 2017.
We are including this disclosure in our financial documents because we intend to catch up our on filings. A Super 10K was discussed with the Commission in 2012; however, we have elected to file individual quarterly and annual reports as required by federal law.

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

PLAN OF OPERATION from 1996 to 2012 - TO BE A VICTIM OF CONVERTIBLE DEATH FINANCING.

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