Form 10-Q
period 2010-06-30
ACCESS POWER INC
filed 2018-06-25
CIK 1041588

June 21, 2018      QUARTERLY REPORT:  PE:  06/30/2010


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934
Commission File Number  333-65069
NAME:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
I.R.S. Employer Identification No. 59-3420985  **at the time it
				                 was different.
						2018:  27-4546259


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

Access-Power's #1 priority is to solicit a Market Maker to believe in ACCR, and to give us a fighting chance to live as a business to MERGE with another business, and we are in BEAST MERGER MODE.

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