Form 10-Q
period 2010-09-30
ACCESS POWER INC
filed 2018-06-25
CIK 1041588

June 22, 2018      QUARTERLY REPORT Period Ending:  09/30/2010


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

****CURRENT UPDATE****

As of the close of business June 21, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. We have a treasury of 500,000,000 Authorized shares of Access-Power Inc common stock, so that means that we have about 255,000,000 shares AVAILABLE for issuance. We have $100 in our premiere checking account now. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale. Management will make informed well processed decisions.

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

ACCESS-POWER, INC.


BY:
/s/
Patrick J. Jensen
President, Treasurer, and Director
June 22, 2018