Form 10-K
period 2010-12-31
ACCESS POWER INC
filed 2018-06-25
CIK 1041588

PERIOD and DOCUMENT:			10Ksb for the FULL YEAR 12/31/2010
COMPANY CONFIRMED NAME:			ACCESS POWER INC
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB
SEC FILE NUMBER:			333-65069
BUSINESS ADDRESS:
STREET 1:				17164 DUNE VIEW DRIVE
STREET 2:				APT 106
CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			                49417


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