Form 10-Q
period 2017-09-30
ACCESS POWER INC
filed 2018-06-25
CIK 1041588

June 25, 2018      QUARTERLY REPORT Period Ending:  09/30/2017


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

****CURRENT UPDATE****

Today, Management believes there is a 100,000,000 shares short position in ACCR still active, and the ex-funders that shorted this into the ground tried to kill this off with a Form 15 in 2007, and wished to be in a position of just never having to cover. Now, they are worried and they are afraid, and that is OK. I will sell the Corporation for $15,000,000.00 today. Tomorrow?

Patrick J Jensen filed for personal bankruptcy, Chapter 13 on November 23, 2017. The plan was corfimed by the Trustee on March 25, 2018.

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