Form 10-Q
period 2018-03-31
ACCESS POWER INC
filed 2018-06-25
CIK 1041588

June 25, 2018      QUARTERLY REPORT Period Ending:  03/31/2018


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

****CURRENT UPDATE****

Today, Management believes there is a 100,000,000 share short position in ACCR still active, and the ex-funders that shorted this into the ground tried to kill this off with a Form 15 in 2007, and wished to be in a position of just never having to cover. Now, they are worried and they are afraid, and that is OK. I am a good CEO, and with proper funding, I can buy a PRIVATE BUSINESS, and merger it into ACCR, and we are a Section 12 reporting Company under the Exchange Act of 1934.

I propose funding with traditional means, and that we then buy a PROFITABLE BUSINESS, and maybe sell 10% stake in ACCR for 10% stake in a profitabel business? The options are unlimited with good decision making. For the moment, management will not loose control of the Corporation.

I only need about $4,000.00 in monthly expenses to pay personal bills while I explore the possibilities over the next 12-18 months.

pjensen@myaccess-power.com

Access-Power, Inc., claims NO ASSETS, and we are worthless.
On a personal note,  Patrick J Jensen
filed for personal bankruptcy, Chapter 13 on November
23, 2017. The plan was corfimed by the Trustee on March 25, 2018. This year, for the first time in a long time, management received a personal Income Tax Refund, and it was the first refund paid in over 13 years. It brought tears to be in this position.

As of the close of business June 21, 2018 there were issued and outstanding 244,144,121 shares of our Common stock. We have a treasury of 500,000,000 Authorized shares of Access-Power Inc common stock, so that means that we have about 255,000,000 shares AVAILABLE for issuance. We have $100 in our premiere checking account now. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. We are WORTHLESS and WEAK!

ILLUSTRATIVE PURPOSES BELOW:

At $.0001 BID, the entire value of the Company shares on a fully dulted basis is:  $24,414,412.10

At $.001 BID, the entire value of the Company shares on a fully dulted basis is:  $244,144,121.00

At $.01 BID, the entire value of the Company shares on a fully dulted basis is:  $2,441,441.21

Management will make informed well processed decisions.

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

We are on the grey sheets and we are actively looking for solicitations from a Market Maker who will file a Form 211. Access-Power Inc., intends to catch up on all of its past due filings with 100% accuracy.

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

MARK BAUM lied in .pdf filings attesting that Access Power, Inc had 36,000 SQFT of OFFICE SPACE. 2007-2012 is called the DARK PERIOD.

https://www.otcmarkets.com/stock/ACCR/disclosure

THE BAUM, THE BAMBOO, THE GRANDVIEW, THE WHOEVER FUNDER THAT EVER
MESSED WITH ACCR IS OVER, AND I DECLARE VICTORY!

**********

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

PLEASE GIVE US A FIGHTING CHANCE!

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

I will promise never to betray my sponsoring market maker and the top 2 choices are now NITE and CITADEL for the 30 day Sponsoring prize. Everyone else will have to wait 30 days for the "piggy back" excemption to kick into play.

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

ACCESS-POWER, INC.


BY:
/s/
Patrick J. Jensen
President, Treasurer, and Director
June 25, 2018