Form 10-Q
period 2018-06-30
ACCESS-POWER INC
filed 2018-07-02
CIK 1041588

July 1, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT Period Ending:  June 30, 2018
I.R.S. Employer Identification No. 59-3420985


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


                     Commission File Number 333-65069


                               Access Power, Inc.
            ---------------------------------------------------------
   (Exact Name of Small Business Issuer as Specified in its Charter)



              Florida                                 59-3420985
         (State or other jurisdiction of
    Corporation or organization)   (I.R.S. Employer Identification No.)


             17164 Dune View Drive  Apt 106, Grand Haven MI 49417
   (Address of principal executive office)             (Zip Code)
    Issuer's telephone number, including area code: (616)312-5390

Transitional Small Business Disclosure Format (check one): Yes __  No  X
SMALL
Smaller Reporting Company:  Yes  X   NO  ___
Emerging Growth Company:  Yes  X  NO  ___

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

MOST RECENT CLOSING PRICE $.0006 PER SHARE. There is no bid for our common stock while ACCR is traded on the grey sheets.

AS OF THE CLOSE OF BUSINESS JUNE 30, 2018, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILLUTED BASIS IS $ 146,486.27, BASED ON A CLOSING PRICE OF $.0006 PER SHARE.
________________________________________________________________________

****CURRENT UPDATE****

pjensen@myaccess-power.com
http://www.myaccess-power.com
https://www.otcmarkets.com/stock/ACCR/profile

Management has decided to retain the IRS EIN# 59-3420985 now that we are officially IRS debt free.

As of July 1, 2018
Authorized Common Stock:  500,000,000
Outstanding Common Stock:  244,144,121

Available Stock for Issuance:  255,855,879

Restricted Common Stock:  129,641,475

We have $168.36 in our premiere checking account now.

ROAD OF PERDITION to a SONG OF HOPE

https://www.youtube.com/watch?v=xbhCPt6PZIU

In 2012, Access-Power, Inc. created owned the website http://www.access-power.com

https://web.archive.org/web/20120918231458/http://www.access-power.com:80

Sometime in 2013, someone purchsed our website, and the owner http://www.dmcc.ae purchased our website. The DUBAI GOVERNMENT owns the website, and it saysso on their website:

"The Website is owned and operated by Access, whose principal office is at Office 3001, BB1 Tower Mazaya Business Avenue, JLT, PO Box 73766 Dubai, UAE. Access is a Dubai Multi Commodities Center Companies."
http://www.access-power.com/terms-and-conditions

I want to buy it back! That is the reason for my new website http://www.myaccess-power.com.

Management plans to sell controlling interest to Access-Power MEA, via a merger with the hopes of one day granting them the ability to finance their global growth renewable projects around the World. We share the same name, and that is all we share at the moment. There is a very good chance that we will never sell the Corporation. ACWA POWER was in the news very recently with stated plans to go public sooner rather than later:

https://www.arabianbusiness.com/energy/399394-acwa-power-
considering-an-ipo-sooner-rather-than-later

We have only dreams that Wall Street will help us, and communicate our story with them. We have no relationship to Access Power MEA or ACWA POWER. We plan to sell controlling interest in the Company, so that they can use our common stock as a way to fund their Global Growth in the power renewables energy sector.

No one in the United States can use our Company name. We have priority dating back to October 10, 1996. The Florida Secretary of State will protect our Shareholders from any entity that tries to copy and mimick our name. In addition, Management is diligently working towards its #1 goal at the current moment:

#1 GOAL IS TO GET ACCESS-POWER, INC OFF THE GREY SHEETs.

Priority will be to secure a
Market Maker, who will file a Form 211 with FINRA. We are 100% committed to achieving this goal. We are current in all our SEC filings, as required by federal law.

There are many barriers to re-entry, so many.
For one, there is coordination between the SEC, FINRA, CUSIP, DTC, the transfer agent, and OTCMARKETS.com.
Many entities do not want our Company to comeback. There is a good chance that We will fail. However, if you believe that Patrick
J Jensen is going to fail, we have one thing to say in regards to this:

YOU GOT ANOTHER THING COMING!

Patrick

Part I.   Financial Information

Item 1.   Financial Statements



                                  ACCESS-POWER, INC.
                            (An Emerging Growth Company)
                                      UNAUDITED

                                Balance Sheets Comps


Assets
                              June 30,           March 31,
                                2018                  2018
                  ------------------   -------------------
(unaudited)
Current assets:
      Cash                   $168.36               $    0
      CDs
      Accounts receivable        $ 0               $    0
      Prepaid expenses           $ 0               $    0
                  ---------------------------------------
Total current assets         $168.36               $    0
                  ---------------------------------------

Property and equipment, net      $ 0               $    0

Other assets                     $ 0               $    0
                  ---------------------------------------
Total assets                 $168.36               $    0
                  =======================================

Liabilities and
Stockholders' Equity
(Deficit)
Current liabilities:

Accounts payable and accrued
expenses                          $0                 $  0

Current portion of
long-term debt                     -                    -
Total current liabilities        $ 0                 $  0

Convertible debentures           $ 0                 $  0
                  ------------------   ------------------

Total liabilities                $ 0                 $  0
                  ---------------------------------------

Stockholders' equity
(deficit):
      Common stock,
      $.001 par value,
      authorized
      500,000,000 shares,
      issued and outstanding
      244,144,121
      and 244,144,121 shares
      as of June 30, 2018
      and Dec 31, 2017    244,144.12                 $  0


                  =======================================

Total liabilities
and stockholders'
equity (deficit)        $  244,312.48               $  0
                  ======================================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED JUNE 30, 2018
STARTED OPERATION as June 4, 2018 OPERATIONS

CASH FLOW
REVENE                                     $      3,209.00
COST OF REVENUE     	                   $      3,100.00
----------------------------------------------------------
GROSS PROFIT (LOSS)                        $        109.00



OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	   $      2,100.00
Consulting fees     		           $	      0.00
Professional fees and related expenses     $        999.00
TOTAL OPERATING EXPENSES   		   $      3,100.00

Salaries    			    	   $          1.00
Fair value of derivative liability     	   $          0.00
OTHER INCOME  nonrecurring		   $          0.00
Gain on debt extinguishment                $          0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $          0.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $          0.00
NET (LOSS) INCOME   			   $      3,209.00
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $           nil
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	        244,144,121 shares
RESTRICTED SHARES			129,641,475 shares
ESTIMATED FLOAT LESS THAN               103,000,000 shares

/s/
Patrick J Jensen


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Plan of Operation

Business Overview

Access-Power, INC, or ACCR is a public holding company that serves the various sectors in our economy. As of today, we only service the Work at Home business model. Access-Power, Inc. has one (1) key employee.
We were incorporated back in October 1996. There was a change in control in the Registrant on June 4, 2018.

ACCR is not currently offering any stock for sale.
Any stock to be purchased is available in the open market.
We are currently quoted in the grey market of the OTC.
We are current in our obligation to report with the SEC.

Access Power, INC owns at the moment Hunter Venture LLC, a Michigan for profit Limited Liability Corporation. On June 4, 2018, Hunter
Venture became a wholly owned subsidiary of the Corporation.
Patrick J Jensen is a director with our company, and currently the only employee working with Hunter Venture.
Mr. Jensen currently works about 40 hours per week with an intense desire to return ACCR to the throne. Mr. Jensen currently services a variety of businesses as an independent contractor. Some of his customers include Pizza Hut, Disney Dining Reservations, and Carnival Cruise Lines. Mr. Jensen also handles incoming (800) orders for Pro Active, Bare Minerals, Office Depot, Derma Wand, Nutribullet, and many other infomercials that cater to the retail segment of our economy. Mr. Jensen is a top salesman.

Mr. Jensen is fluent in Spanish. He graduated from Tulane University with a Bachelor of Arts in Economics and a minor in Studio Art.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE.

Item 2. Changes in Securities and Use of Proceeds

NONE.

ILLUSTRATIVE PURPOSES BELOW:

At $.0001 BID, the entire value of the Company shares on a fully diluted basis is:  $24,414.41

At $.001 BID, the entire value of the Company shares on a fully diluted basis is:  $244,144.12

At $.01 BID, the entire value of the Company shares on a fully diluted basis is:  $2,441,441.21

At $.06 BID, the entire value of the Company shaes on a fully diluted basis is:  $14,648,647.26

Management will make informed well processed decisions, and management will succeed, as failure is not an option.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There is no current risk with management.  Everything is under control.

**********

Item 4. Controls and Procedures

Access-Power, Inc. will forever employ good management decisions.


________________________________________________________________________



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

I will promise to always be truthful and honest to my friends and family. We have ZERO affiliation to Access-Power MEA, however, of all the names of all the Power Companies in the World, why did someone in the Dubai Govt decide to buy my old website, and call it the same name as our Corporation. Almost, as if we were PICKED IN TIME. I do not know where this road will lead us on this fixed-supply "244,144,121 person roller coaster ride."

Again, my #1 goal is to get our Company off the grey sheets. We are actively seeking solicitations from a prospective market maker to quote our securities and risk their firm capital for their gain. We believe this is a winning proposition to their Form 211 filing.

At a closing price of $.0006, the whole Company is valued at $146,486.27.

pjensen@myaccess-power.com
616-312-5390

I will succeed because I am a WARRIOR!
_______________________________________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS-POWER, INC.


BY:
/s/
Patrick J. Jensen

President, Treasurer, and Director
July 1, 2018