Form 10-Q
period 2018-09-30
ACCESS-POWER INC
filed 2018-10-09
CIK 1041588

October 8, 2018


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT Period Ending:  September 30, 2018
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


                /X/ Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended September 30, 2018


  /_/ Transition Report Under Section 13 or 15(d) of The Exchange Act


                     Commission File Number 333-65069


                               Access-Power, Inc.
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


MOST RECENT CLOSING PRICE $.0004 PER SHARE. There is no bid for our common stock while ACCR is traded on the grey sheets.

AS OF THE CLOSE OF BUSINESS OCTOBER 5, 2018, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS $ 97,657.65, BASED ON A CLOSING PRICE OF $.0004 PER SHARE.
________________________________________________________________________

****CURRENT UPDATE****

pjensen@myaccess-power.com
http://www.myaccess-power.com
https://www.otcmarkets.com/stock/ACCR/profile

We only have Common Stock.

As of October 8, 2018
Authorized Common Stock:  500,000,000
Outstanding Common Stock:  244,144,121
Float:  Less than 103,000,000

Available Stock for Issuance:  255,855,879

Restricted Common Stock:  129,641,475

As of October 8, 2018, we have $124.10 in our Premiere Checking account now.

Our #1 GOAL IS TO GET ACCESS-POWER, INC OFF THE GREY SHEETs. I have done much work to clean up our Corporation.

Priority will be to secure a Market Maker, who will file a Form 211 with FINRA. I am 100% committed to achieving this goal. We are current in all our SEC filings, as required by federal law.

There are many barriers to re-entry.
Many entities do not want our Company to comeback. There is a good chance that we will succeed. Our visibility into current revenue is very good. We are producing revenue through our wholly owned subsidiary, Hunter Venture in the amount of approximately $3,600 per month. Visibility is very good at the moment, and our #2 goal is to SAVE MONEY.

Below is an exact amount of our current revenue.

Past Payments Back three months Jul, 2018 - Oct, 2018
Check Date Amount View Details
10/16/2018 (DirectDeposit) $1650.24
10/01/2018 (DirectDeposit) $1883.53
09/16/2018 (DirectDeposit) $1538.59
09/01/2018 (DirectDeposit) $521.60
08/16/2018 (DirectDeposit) $521.09
08/01/2018 (DirectDeposit) $456.69

I hope to accomplish the unthinkable, and that is bring back our company from the grey sheets to a quote service with OTCMarkets.com.
I would like to save enough money in the Premiere Checking account, to one day pay their $5,000.00 fee in order to file a Company Disclosure with OTCMarkets.com. This may not occur until 2019. However, I am a skilled salesman, and will try my very best to save money in the Premiere Checking account over time. I personally own about 54% of the common stock of this Corporation, and have full control over our destiny.

I have no plans to dilute the common stock in 2018, nor in 2019, and as previously stated, our Common Stock float is less than 103,000,000 shares.

Very best regards,

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements



                                  ACCESS-POWER, INC.
                            (An Emerging Growth Company)
                                      UNAUDITED

                                Balance Sheets Comps


Assets
                       September 30,              June 30,
                                2018                  2018
                  ------------------   -------------------
(unaudited)
Current assets:
      Cash                  $ 124.10             $ 168.36
      CDs
      Accounts receivable        $ 0               $    0
      Prepaid expenses           $ 0               $    0
                  ---------------------------------------
Total current assets        $ 124.10             $ 168.36
                  ---------------------------------------

Property and equipment, net      $ 0               $    0

Other assets                     $ 0               $    0
                  ---------------------------------------
Total assets                $ 124.10             $ 168.36
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
                  ======================================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED JUNE 30, 2018
STARTED OPERATION as June 4, 2018 OPERATIONS

CASH FLOW

REVENE                                     $      5,095.00
COST OF REVENUE     	                   $      5,000.00
----------------------------------------------------------
GROSS PROFIT (LOSS)                        $         95.00



OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	   $          0.00
Consulting fees     		           $	      0.00
Professional fees and related expenses     $          0.00
TOTAL OPERATING EXPENSES   		   $          0.00

Salaries    			    	   $      5,000.00
Fair value of derivative liability     	   $          0.00
OTHER INCOME  nonrecurring		   $          0.00
Gain on debt extinguishment                $          0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $          0.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $          0.00
NET (LOSS) INCOME   			   $         95.00
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $           nil
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	        244,144,121 shares
RESTRICTED SHARES			129,641,475 shares
ESTIMATED FLOAT LESS THAN               103,000,000 shares

/s/
Patrick J Jensen


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Plan of Operation

Business Overview

Access-Power, INC, or ACCR is a public holding company that serves the various sectors in our economy. As of today, we only service the Work at Home business model. Access-Power, Inc. has one (1) key employee.
We were incorporated back on October 10, 1996. There was a change in control in the Registrant on June 4, 2018.

ACCR is not currently offering any stock for sale.
Any stock to be purchased is available in the open market.
We are currently quoted in the grey market of the OTC.
We are current in our obligation to report with the SEC.

Access-Power, INC owns at the moment Hunter Venture, a Michigan for profit Limited Liability Corporation. On June 4, 2018, Hunter Venture became a wholly owned subsidiary of the Corporation.
Patrick J Jensen is a director with our company, and currently the only employee working with Hunter Venture.

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

I will promise to always be truthful and honest to my friends and family. We have ZERO affiliation to Access-Power MEA.

Again, our #1 goal is to get our Company off the grey sheets, and our #2 goal is to SAVE MONEY. In 2007, I had a net worth of over $5,000,000.00 and then lost it all. I am building, saving, and working today to find a private company that will REVERSE MERGER their operations into our tightly wound up float of less than 103,000,000.

At a closing price of $.0004, the whole Company is valued at $  97,657.65.

pjensen@myaccess-power.com
616-312-5390

I wish to continue on our road to uplisting, and will continue to strive, work, and save money in our Premiere Checking account. Again, our #1 goal is to get our Company off the grey sheets, and our #2 goal is to SAVE MONEY.
_______________________________________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS-POWER, INC.

BY:
/s/
Patrick J. Jensen

President, Treasurer, and Director
October 8, 2018