Form 10-K
ACCESS-POWER INC
filed 2019-01-08
CIK 1041588

January 7th, 2019

PERIOD and DOCUMENT:			10KSB for the FULL YEAR 12/31/2018
COMPANY CONFIRMED NAME:			ACCESS-POWER, INC.
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB
SEC FILE NUMBER:			333-65069
BUSINESS ADDRESS:
STREET 1:				17164 DUNE VIEW DRIVE
STREET 2:				APT 106
CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			                49417



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2018.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO _____



COMMISSION FILE NUMBER: 333-65069
ACCESS-POWER, INC
(Exact name of Registrant as specified in its charter)

FLORIDA
(State or other jurisdiction of
incorporation or organization)

59-3420985
(I.R.S. Employer
Identification No.)

17164 DUNE VIEW DRIVE
APT 106
GRAND HAVEN, MI  49417
(Address of principal executive offices)

REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: 616-312-5390

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $0.001 PAR VALUE - 500,000,000 shares authorized.


Indicate by check mark if the registrant is a well-known
seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   No X

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files). Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large a ccelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	 NO	Accelerated filer	NO
Non-accelerated filer	NO (Do not check if a smaller
reporting company)

Smaller reporting company	YES
Emerging growth company	YES

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to ection 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No X

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $11,301.00 as of December 31, 2018, computed on the basis of the closing price on such date.

As of January 8, 2019, there were 244,144,121 shares of the registrants Common Stock outstanding. THE TOTAL MARKET CAPITALIZATION AS OF THE CLOSE OF BUSINESS JANUARY 7TH, 2019 IS $24,400.00, BASED ON A CLOSING PRICE OF $.0001 PER SHARE.
___________________________________________________________________________


****CURRENT UPDATE****

ACCESS-POWER, INC. is buying back stock into it's Treasury.

The float is revised and estimated at less than 5,000,000 shares.

AS OF THE CLOSE OF BUSINESS JANUARY 7TH, 2019, A
FINRA MEMBER FIRM IS REPORTING
A NAKED SHORT POSITION OF ALMOST 2,000,000 OF OUR COMPANY STOCK:

https://www.otcmarkets.com/stock/ACCR/security

As of the close of business January 7th 2019 there were issued and outstanding 244,144,121 shares of our Common stock. We have a treasury of 500,000,000 Authorized shares of Access-Power Inc common stock, so that means that we have about 255,000,000 shares AVAILABLE for issuance. We have $500 in our premiere checking account now. We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale.

ACCR COMEBACK SONG:

https://www.youtube.com/watch?v=xbhCPt6PZIU

OUR WEBSITE IS:

http://www.myaccess-power.com

Access-Power, Inc.'s contact is pjensen@myaccess-power.com

Access-Power, Inc. is in good standing
with Standard Registrar & Transfer.
Our Transfer Agent is SEC registered, and except for one change in ownership in 2007, is our original transfer agent dating back to 1996.

The http://www.standardregistrar.com
440 East 400 South Suite 200, Salt Lake City, Utah 84111
Phone (801) 571-8844 Fax: (801) 328-4058

Our ticker symbol ACCR and further information may be found at:

https://www.sec.gov/cgi-bin/browse-edgar?CIK=accr

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60
days:   $24,400.00

At January 7th, 2019, there were issued and outstanding 244,144,121 shares of Common Stock, and Patrick J. Jensen owns 131,128,500 shares or 53.7090 percent of all the Common Stock. I am willing to give up Control and a percentage of the Company, for an Equity Partner in our Company.



                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Access-Power, Inc, is a for profit business looking for a MERGER CANDIDATE.

ITEM 1a. RISK FACTORS

Access-Power, Inc. sees RISK EVERYWHERE.

ITEM 1b. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.  PROPERTY

NONE.

ITEM 3.  LEGAL PROCEEDINGS

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

THERE IS NO MARKET MAKER QUOTING OUR COMPANY STOCK.

ITEM 6.	 SELECTED FINANCIAL DATA

ACCESS-POWER, INC.
(An Emerging Growth Company)
UNAUDITED

Balance Sheets Comps


Assets
                       September 30,              December 31,
                                2018                  2018
                  ------------------   -------------------
(unaudited)
Current assets:
      Cash                  $ 124.10             $ 500.00
      CDs
      Accounts receivable        $ 0               $    0
      Prepaid expenses           $ 0               $    0
                  ---------------------------------------
Total current assets        $ 124.10             $ 500.00
                  ---------------------------------------

Property and equipment, net      $ 0               $    0

Other assets                     $ 0               $    0
                  ---------------------------------------
Total assets                $ 124.10             $ 500.00
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
                  ---------------------------------------

Stockholders' equity
(deficit):
      Common stock,
      $.001 par value,
      authorized
      500,000,000 shares,
      issued and outstanding
      244,144,121
      and 244,144,121 shares
      as of December 31st, 2018
      and Dec 31, 2017


                  =======================================

Total liabilities
and stockholders'
equity (deficit)        $  244,144.00               $  244,644,00
                  ======================================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

FISCAL YEAR ENDED December 31st, 2018


CASH FLOW OF OPERATIONS

REVENE                                     $     29,061.00
COST OF REVENUE     	                   $     28,561.00
----------------------------------------------------------
GROSS PROFIT (LOSS)                        $        500.00

OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	   $          0.00
Consulting fees     		           $	      0.00
Professional fees and related expenses     $          0.00
TOTAL OPERATING EXPENSES   		   $          0.00

Salaries    			    	   $     28,561.00
Fair value of derivative liability     	   $          0.00
OTHER INCOME  nonrecurring		   $          0.00
Gain on debt extinguishment                $          0.00
INCOME BEFORE PROVISION FOR                $        500.00
INCOME TAXES   			           $          0.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $          0.00
NET (LOSS) INCOME   			   $        500.00
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $        500.00
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	        244,144,121 shares
RESTRICTED SHARES			129,641,475 shares
ESTIMATED FLOAT LESS THAN               5,000,000 shares

ITEM 7.	 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Access-Power, Inc. is for sale.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Access-Power, Inc. is not concerned about market risk.

ITEM 8.	 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See item 6.

ITEM 9.	 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Access-Power, Inc. has strict rules to follow and a Corporate Governance.

ITEM 9B. OTHER INFORMATION

Access-Power, Inc. will succeed, and will come back.

                                    PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Patrick J. Jensen - Registered owner of 131,128,500 shares of ACCR.

ITEM 11.	EXECUTIVE COMPENSATION

Patrick J. Jensen is the only KEY EMPLOYEE.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Patrick J. Jensen - Registered owner of 131,128,500 shares of ACCR.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

NONE.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

NONE.

*****  CERTIFIED   *****

ALL OTHER QUESTIONS and PARTS OF THE FORM:  THE ANSWER IS NONE or
I DO NOT KNOW.
___________________________________________________________________________

This filing is a technical requirement in order to maintain our current reporting status. As of the close of business January 7th, 2019 there were issued and outstanding 244,144,121 shares of our Common stock. Access-Power Inc. has $500 in our premiere checking account.
We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale.
___________________________________________________________________________


SIGNATURES*

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 7th, 2019.

BY:
/*s/

Patrick J. Jensen
President, Treasurer, and Director
ACCESS-POWER, INC.
January 7th, 2019