Form 10-Q
period 2019-03-31
ACCESS-POWER INC
filed 2019-04-01
CIK 1041588

April 1, 2019


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT PERIOD ENDING:  March 31, 2019
I.R.S. Employer Identification No. 59-3420985


17164 Dune View Dr # 106 Grand Haven, MI              49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
______________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


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


MOST RECENT CLOSING PRICE $.0002 PER SHARE. There is no bid for our common stock while ACCR is traded on the grey sheets.

AS OF THE CLOSE OF BUSINESS MARCH 31, 2019, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS $ 48,828.82, BASED ON A CLOSING PRICE OF $.0002 PER SHARE.
________________________________________________________________________

****CURRENT UPDATE****

pjensen@myaccess-power.com
http://www.myaccess-power.com
https://www.otcmarkets.com/stock/ACCR/profile

We only have Common Stock.

As of March 31, 2019
Authorized Common Stock:  500,000,000
Outstanding Common Stock:  244,144,121
Estimated Float:  Less than 5,000,000

Available Stock for Issuance:  255,855,879

Restricted Common Stock:  129,641,475

As of March 31, 2019, we have $578.10 in our Premiere Checking account now.

Our #1 GOAL IS TO GET ACCESS-POWER, INC OFF THE GREY SHEETs. I have done much work to clean up our Corporation.

Priority will be to secure a Market Maker, who will file a Form 211 with FINRA. I am 100% committed to achieving this goal. We are current in all our SEC filings, as required by federal law.

There are many barriers to re-entry.
Many entities do not want our Company to comeback. There is a good chance that we will NOT succeed. Our visibility into current revenue is very good. We are producing revenue through our wholly owned subsidiary, Hunter Venture in the amount of approximately $3,600 per month, and our #2 goal is to SAVE MONEY.

Below is an exact amount of our current revenue.

Payments into Access-Power, Inc are:

Current Payments  Jan, 2019 - Apr, 2019
Check Date	Amount	View Details
04/16/2019 (DirectDeposit)      $1,741.37
04/01/2019 (DirectDeposit)	$2,105.57
03/16/2019 (DirectDeposit)	$1,459.22
03/01/2019 (DirectDeposit)	$926.31
02/16/2019 (DirectDeposit)	$462.36
02/01/2019 (DirectDeposit)	$1,544.79
01/16/2019 (DirectDeposit)	$2,312.80
01/01/2019 (DirectDeposit)      $1,339.18

I hope to accomplish the unthinkable, and that is bring back our company from the grey sheets to a quote service with OTCMarkets.com. There are only a handful of Companies that have accomplished this unthinkable feat.

I would like to save enough money in the Premiere Checking account, to one day pay their $5,000.00 fee in order to file a Company Disclosure with OTCMarkets.com. This may not occur until 2020. However, I am a skilled salesman, and will try my very best to save money in the Premiere Checking account over time. I personally own about 54% of the common stock of this Corporation, and have full control over our destiny.

Comeback with me...

I have no plans to dilute the common stock in 2019, nor in 2020, and as previously stated, our Common Stock float is less than 5,000,000 shares.

We continue to have an almost 2,000,000 reported short position reported through Rule 4560 of FINRA. This short position was covered by 200 shares for the period ending 03/15/2019.

Very best regards,

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements



                                  ACCESS-POWER, INC.
                            (An Emerging Growth Company)
                                      UNAUDITED

                                Balance Sheets Comps


Assets
                           March 31,          December 31,
                                2019                  2018
                  ------------------   -------------------
(unaudited)
Current assets:
      Cash                  $  578.10            $ 500.00
      CDs
      Accounts receivable        $ 0               $    0
      Prepaid expenses           $ 0               $    0
                  ---------------------------------------
Total current assets        $  578.10            $ 500.00
                  ---------------------------------------

Property and equipment, net      $ 0               $    0

Other assets                     $ 0               $    0
                  ---------------------------------------
Total assets                $  578.10            $ 500.00
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
                  ---------------------------------------

Stockholders' equity
(deficit):
      Common stock,
      $.001 par value,
      authorized
      500,000,000 shares,
      issued and outstanding
      244,144,121
      and 244,144,121 shares
      as of June 30, 2018
      and Dec 31, 2017    $244,144.12         $244,144.12


                  =======================================

Total liabilities
and stockholders'
equity (deficit)          $244,144.12         $244,144.12
                  =======================================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED MARCH 31, 2019:


CASH FLOW

REVENE                                     $      8,044.66
COST OF REVENUE     	                   $      7,966.56
----------------------------------------------------------
GROSS PROFIT (LOSS)                        $         78.10



OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	   $          0.00
Consulting fees     		           $	      0.00
Professional fees and related expenses     $          0.00
TOTAL OPERATING EXPENSES   		   $          0.00

Salaries    			    	   $      7,966.56
Fair value of derivative liability     	   $          0.00
OTHER INCOME  nonrecurring		   $          0.00
Gain on debt extinguishment                $          0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $          0.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $          0.00
NET (LOSS) INCOME   			   $         78.10
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $           nil
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	        244,144,121 shares
RESTRICTED SHARES			129,641,475 shares
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

We had a FINRA processed name change, and made the daily sheet list in September 2018:

https://otce.finra.org/otce/dailyList

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

MANY

**********

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

**********

Item 3. Defaults Upon Senior Securities

NONE

**********

Item 4. Other Information

NONE.

**********

Item 5. Exhibits

(a)      No Exhibits are being filed.
(b)      There is one Form 8-K filed during this period.

Patrick J Jensen profile on LinkedIn:

https://www.linkedin.com/in/patrick-j-jensen-564946b4

I will promise to always be truthful and honest to my friends and family. We have ZERO affiliation to Access-Power MEA.

Again, our #1 goal is to get our Company off the grey sheets, and our #2 goal is to SAVE MONEY. In 2007, I had a net worth of over $5,000,000.00 and then lost it all. I am building, saving, and working today to find a private company that will REVERSE MERGER their operations into our tightly wound up float of less than 5,000,000.

In my opinion, our stock supply is extremely tight. I am in contact with an attorney to help me with the up listing process to the Pink Sheets to get our Company stock traded again:

https://www.otcmarkets.com/learn/getting-traded

Again, any FINRA RULE 4560 reported short position in our Company stock can be found at:

https://otce.finra.org/otce/equityShortInterest

At a closing price of $.0002, the whole Company is valued at $  48,828.82.82.

My contact information is:

pjensen@myaccess-power.com
616-312-5390

I wish to continue on our road to uplisting, and will continue to strive, work, and save money in our Premiere Checking account. Again, our #1 goal is to get our Company off the grey sheets, and our #2 goal is to SAVE MONEY.

Our comeback song:

https://www.youtube.com/watch?v=xbhCPt6PZIU

Yes, comeback with me...
_______________________________________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS-POWER, INC.

BY:
/s/
Patrick J. Jensen

President, Treasurer, and Director
April 1, 2019