Form 10-Q
period 2019-06-30
ACCESS-POWER INC
filed 2019-07-03
CIK 1041588

July 1, 2019


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT PERIOD ENDING:  June 30th, 2019
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


                /X/ Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30th, 2019


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

AS OF THE CLOSE OF BUSINESS MARCH 31, 2019, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS $ 97,656.65, BASED ON A CLOSING PRICE OF $.0004 PER SHARE.
________________________________________________________________________

****CURRENT UPDATE****

pjensen@myaccess-power.com
http://www.myaccess-power.com
https://www.otcmarkets.com/stock/ACCR/profile

We own the following websites:
http://www.mycbdpets.com
http://www.grandhavenmedicalmarijuana.com
http://www.mi-medicalmarijuana.com

I am looking into an investment whereby I would cancel my shares, and issue the exact amount of shares for that investment, thereby causing NO DILUTION to my shareholders. This is a speculative investment. This is in the early stages of negotiation, and there can be no assurance that I will reach a deal. If I reach a deal, I will finalize it with a future 8-k.

As of June 30, 2019
Authorized Common Stock:  500,000,000
Outstanding Common Stock:  244,144,121
Estimated Float:  Less than 5,000,000

Available Stock for Issuance:  255,855,879

Restricted Common Stock:  129,641,475

As of July 2, 2019, we have $98.00 in our Premiere Checking account now.

Our #1 GOAL IS TO GET ACCESS-POWER, INC OFF THE GREY SHEETs. I have done much work to clean up our Corporation. This takes time.

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

We continue to have an almost 2,000,000 reported short position reported through Rule 4560 of FINRA. This short position is buying back stockas CSTI reported buying back 1,526 shares recently.

https://otce.finra.org/otce/equityShortInterest

Very best regards,

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements



                                  ACCESS-POWER, INC.
                            (An Emerging Growth Company)
                                      UNAUDITED

                                Balance Sheets Comps


Assets
                            June 30,             March 31,
                                2019                  2019
                  ------------------   -------------------
(unaudited)
Current assets:
      Cash                  $  98.00             $ 578.00
      CDs
      Accounts receivable        $ 0               $    0
      Prepaid expenses           $ 0               $    0
                  ---------------------------------------
Total current assets        $  98.00             $ 578.00
                  ---------------------------------------

Property and equipment, net      $ 0               $    0

Other assets                     $ 0               $    0
                  ---------------------------------------
Total assets                $  98.00             $ 578.00
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
                  =======================================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED June 30, 2019:


CASH FLOW

REVENE                                     $      6,000.00
COST OF REVENUE     	                   $      5,900.00
----------------------------------------------------------
GROSS PROFIT (LOSS)                        $        100.00



OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	   $          0.00
Consulting fees     		           $	      0.00
Professional fees and related expenses     $        450.00
TOTAL OPERATING EXPENSES   		   $          0.00

Salaries    			    	   $      5,900.00
Fair value of derivative liability     	   $          0.00
OTHER INCOME  nonrecurring		   $          0.00
Gain on debt extinguishment                $          0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $          0.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $          0.00
NET (LOSS) INCOME   			   $      (350.00)
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $           nil
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	        244,144,121 shares
RESTRICTED SHARES			129,641,475 shares
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

At a closing price of $.0004, the whole Company is valued at $97,656.65.

My contact information is:

pjensen@myaccess-power.com
616-312-5390

I wish to continue on our road to uplisting, and will continue to strive, work, and save money in our Premiere Checking account. Again, our #1 goal is to get our Company off the grey sheets, and our #2 goal is to SAVE MONEY.

Our comeback song:

https://www.youtube.com/watch?v=xbhCPt6PZIU

Access-Power, Inc. was the victim of naked convertible short selling. The previous funders through BISH gutted our Company stock, and left it on the side of the road to die. I am going to bring us back from the DEAD.

Just hang in there with me, and remember...there is NO DILUTION PERIOD in Access-Power, INC.
_______________________________________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS-POWER, INC.

BY:
/s/
Patrick J. Jensen

President, Treasurer, and Director
July 3, 2019