Form 10-Q
period 2019-09-30
ACCESS-POWER INC
filed 2019-10-02
CIK 1041588

October 2, 2019


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT PERIOD ENDING:  Sept 30, 2019
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


                /X/ Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended September 30, 2019


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


MOST RECENT CLOSING PRICE $.0001 PER SHARE. There is no bid for our common stock while ACCR is traded on the grey sheets.

AS OF THE CLOSE OF BUSINESS OCTOBER 2, 2019, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS $244,144.12, BASED ON A CLOSING PRICE OF $.0001 PER SHARE.
________________________________________________________________________

****CURRENT UPDATE****

pjensen@myaccess-power.com
http://www.myaccess-power.com
https://www.otcmarkets.com/stock/ACCR/profile

We own the following websites:
http://www.mycbdpets.com
http://www.grandhavenmedicalmarijuana.com
http://www.grandrapidsmedicalmarijuana.com
http://www.mimedicalmarijuana.com
http://www.mi-medicalmarijuana.com
http://www.ca-medicalmarijuana.com
http://www.uclamarijuana.com
http://www.uscmarijuana.com
http://www.dubaimedicalmarijuana.com


ACCR recently filed a FORM 1120 US Corporation Income Tax. This represents the first tax return filed by our Corporation with the Internal Revenue Service in 18 years.

As of October 2, 2019
Authorized Common Stock:  500,000,000
Outstanding Common Stock:  244,144,121
Estimated Float:  Less than 5,000,000
Restricted Common Stock:  129,641,475

As of October 1, 2019, we have $1.45 in our Premiere Checking account now.

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

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements



                                  ACCESS-POWER, INC.
                            (An Emerging Growth Company)
                                      UNAUDITED

                                Balance Sheets Comps


Assets
                       September 30,              June 30,
                                2019                  2019
                  ------------------   -------------------
(unaudited)
Current assets:
      Cash                  $   1.58             $ 500.00
      CDs
      Accounts receivable        $ 0               $    0
      Prepaid expenses     $1,000.00               $    0
                  ---------------------------------------
Total current assets       $1,000.00             $ 500.00
                  ---------------------------------------

Property and equipment, net      $ 0               $    0

Other assets                     $ 0               $    0
                  ---------------------------------------
Total assets                $1,01.58             $ 500.00
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
                  ---------------------------------------

Stockholders' equity
(deficit):
      Common stock,
      $.001 par value,
      authorized
      500,000,000 shares,
      issued and outstanding
      244,144,121         $244,144.12         $244,144.12


                  =======================================

Total liabilities
and stockholders'
equity (deficit)          $244,144.12         $244,144.12
                  =======================================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED September 30, 2019:


CASH FLOW

REVENE                                     $
COST OF REVENUE     	                   $      2,000.00
----------------------------------------------------------
GROSS PROFIT (LOSS)                        $      1,950.00



OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	   $          0.00
Consulting fees     		           $	      0.00
Professional fees and related expenses     $         50.00
TOTAL OPERATING EXPENSES   		   $          0.00

Salaries    			    	   $      1,950.00
Fair value of derivative liability     	   $          0.00
OTHER INCOME  nonrecurring		   $          0.00
Gain on debt extinguishment                $          0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $          0.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $          0.00
NET (LOSS) INCOME   			   $      (000.00)
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $           nil
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	        244,144,121 shares
RESTRICTED SHARES			129,641,475 shares
ESTIMATED FLOAT LESS THAN               5,000,000 shares to
10,000,000 shares

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

At a closing price of $.0001, the whole Company is valued at $24,414.21

My contact information is:

pjensen@myaccess-power.com
616-312-5390

Our comeback song:

https://www.youtube.com/watch?v=xbhCPt6PZIU

Access-Power, Inc. was the victim of naked convertible short selling. The previous funders through BISH gutted our Company stock, and left it on the side of the road to die. I am going to bring us back from the DEAD.

There is NO DILUTION PERIOD in Access-Power, INC.

I have a vision to one day to generate revenue with http://www.mycbdpets.com, and offer a home delivery service of Medical Marijuana clones in a brown paperbag only to our Medical Marijuana patients in the area. We own $1,000.00 worth of symbolic seeds with clonning potential to help our dreams come true.

Respectfully yours,

PATRICK
_______________________________________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS-POWER, INC.

BY:
/s/
Patrick J. Jensen

President, Treasurer, and Director
October 2, 2019

Caution Concerning Forward Looking Statements:

Please also see our annual reports on Form 10-K and quarterly reports on Form 10-Q that we file with the SEC. Caution Concerning Forward Looking Statements Our public communications and SEC filings may contain "forward-looking statements" - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and o ften contain words such as "expect," "anticipate," "intend," "plan," " believe," "seek," "see," "will," and "would." This section contains important information about our forward-looking statements

Forward-looking statements by their nature address matters that are, to different degrees, uncertainty and statements about potential business or asset dispositions. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements.