Form 10-K
ACCESS-POWER INC
filed 2020-01-02
CIK 1041588

January 2nd, 2020



PERIOD and DOCUMENT:			10KSB for the FULL YEAR 12/31/2019
COMPANY CONFIRMED NAME:			ACCESS-POWER, INC.
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB
SEC FILE NUMBER:			333-65069
BUSINESS ADDRESS:
STREET 1:				17164 DUNE VIEW DRIVE
STREET 2:				APT 106
CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			                49417



Respectfully submitted to the,


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
The Division of Corporation Finance,
100 F Street NE, Washington, D.C. 20549

FORM 10-KSB

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2019.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO _____


COMMISSION FILE NUMBER: 333-65069


ACCESS-POWER, INC.
[Exact name of Registrant as
specified in its charter]


***   FLORIDA	***

Domicile State or other jurisdiction of
incorporation or organization
http://www.sunbiz.org

***   MICHIGAN  ***

State of Operations
https://cofs.lara.state.mi.us/SearchApi/Search/Search



59-3420985
(I.R.S. Employer
Identification No.)


17164 DUNE VIEW DRIVE
APT 106
GRAND HAVEN, MI  49417

or

PO BOX 598
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

The Company has had discussions with the SEC regarding a FRAUD
FORM 15 that was filed by previous management in 2007. We believe that we have a fiduciary responsibility to report transaprent information to our Shareholders.

We were victims of toxic death spiral debentures from 1998 to 2008. PLEASE FORGIVE OUR PAST. The past it the past, and we wish to move forward with a plan to become fully current with the SEC. We are trying the best we can within the Spirit of the Law.

https://www.sec.gov/Archives/edgar/data/1041588/
000117347307000043/0001173473-07-000043-index.htm

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No X

The aggregate market value of the voting common stock held by non-affils. of the registrant (assuming officers and directors are affiliates) was approximately $1,017,140.59 as of 12/3119, computed on the basis of the closing price on such date.

As of January 2nd, 2020, there were 244,144,121 shares of the registrant's
Common Stock outstanding. PATRICK J JENSEN, Director of Access-Power, Inc. has 131,128,500 Restricted Shares. 113,015,621 + 131,128,500 =
244,144,121
total shares available of Access-Power, Inc. common stock.


*****WE ONLY HAVE COMMON STOCK*****

*****WE DO NOT HAVE CONVERTIBLE NOTES or WARRANTS*****


THE TOTAL MARKET CAPITALIZATION AS OF THE CLOSE OF BUSINESS
January 2nd, 2020 IS 2,197,297.09 BASED ON A CLOSING PRICE OF
$.009 PER SHARE.


___________________________________________________________________________



****   CURRENT UPDATE   ****

Our comeback journey continues.  We are very excited about our future.

We filed our first tax return in 18 years. We hired H&R Block of Muskegon to look over and supervise and review all of our financial bank records and statements for 2018 and 2019. We believe in 100% Transparency. We are making very good informed decisions. H&R BLOCK engagement--->

This occured on November 5, 2019 - our date of engagement with HR&BLOCK

In November of 2019 , we have started an application with the State of Michigan to obtain a MicroMarijuana business. We only plan to operate our futuristic plan of delivering Marijuana Plants by Drones via a service called Clones by Drones TM. This process could take
2-3 years to implement.  The application was started at:

https://aca3.accela.com/MIMM/Login.aspx

The Company believes it has the right to commence operations with a pending license application. ACCR has a very super cool business model that will defy conventional logic---> LOGISTICs are simple.

We expect to get the licenses, zoning requirements, and permits necessary to operate our BUSINESS PLAN. WE HAVE A SALES BUSINESS PLAN. ACCR has a business plan that represents my DREAMs in life. I will not hurt my Shareholders. Everyone is welcome, and ACCR is grateful and thankful. We are not sellers of our common stock. PERIOD.

Access-Power, Inc. has a big task ahead of itself. We have many obstancles to grow our 20' x 20' Master Mother Grow and Cloning Rooms. We would expect to be fully operational with inventory in 3 months of beginning construction. We do not have Clones by Drones operational yet to accept Visa/Martercard or Pay/Pal payments. We expect to turn on our eCommerce website sometime in 2020 or possibly 2021. Probably in 2020. We believe in only MEDICAL MARIJUANA, and will not offer at the moment any products to people that do not possess a valid Medical Marijuana Card issued by any State. There are dispensaries here in Michigan that accept patients from out of State. We plan to mirror the growth's of the Dispensaries. We plan to grow around the dispensaries, and offer our cool and futuristic service by Drones. Access-Power, Inc. has in its business plan a way to logistically deliver in a very cost effective way.

BACK to our engagement with H&R Block on November 5, 2019.

We realize that this is not a PCAOB firm, PLEASE...
however, this is all the Company can afford. Within the spirit of the law, we are filing these documents to report transparency to our Shareholders. We have spoken to the SEC regarding this requirement, and it is the Companies intention to hire a PCAOB firm in 2020 or in 2021.
We have to start somewhere and again it is our goal to fully hire a PCAOB accountant in the year 2020 or 2021. We have communicated our 2 year plan with the SEC. We have a very transparent relationship with many divisions of FINRA. The Company has great contacts at OTC Markets. The Company also has a trusting relationship that is very open with the SEC.

Access-Power, Inc. was the victim of toxic convertible death spiral debentures from inception through 2008. I purchased common stock during this time, and slowly became a 10% stock holder over the years. The Florida Law which allowed us to fire all previous crooked Directors is Chap 607.0702 of the 2012 Florida Senate Law.

The Company has survived a short attack, and the Company will attempt to hire an attorney in 2020 to represent us.

ON DECEMBER 13, 2019, ACCESS-POWER, INC. eFILED ITS FIRST STATE AND FEDERAL TAX RETURN IN OVER 18 YEARS. THE eFILE WAS ACCEPTED BY ALL PARTIES ON DECEMBER 19, 2019. ACCESS-POWER, INC. PLANS TO CONTINUE TO WORK WITH OUR TEMPORARY AUDITOR THROUGHOUT 2020. WE ARE STRIVING TO BE A VERY TRANSPARENT AND CURRENT REPORTING ENTITY. THERE ARE ONLY 98,144,246 SHARES IN OUR PUBLIC FLOAT. THIS IS FIXED, AND THERE IS NO
DILUTION, I REPEAT....NO DILUTION IN THE COMPANY COMMON SHARES
THROUGHOUT 2020 AND 2021.  AGAIN, THE SUPPLY OF STOCK IS FIXED.

We are a micro-cap business with very struggling revenues at the moment, and we are developing the first eCommerce website to deliver Marijuana, Marijuana plants, and other Marijuana products such as Edibles by Drones. We are going through a rough economic business cycle.
We applied for a Trademark SERVICE MARK on November 13, 2019.

We will succeed. This may take a few years to develop. At the present time, I am still waiting for our Companies previously announced
$50,000.00 donation.  This may take another 6-9 months.

There are many entities that do not want ACCR to comeback.

As of the close of business January 1st 2020, our commomn stock structure is as follows:

Authorized Common Stock:  500,000,000 shares
Outstanding Common Stock:  244,144,121 shares
Estimated Float:  Substanstially less than 98,244,146 shares
Restricted Common Stock:  145,769,975 shares

https://www.otcmarkets.com/stock/ACCR/profile

We have public profiles at:

https://www.linkedin.com/in/patrick-j-jensen-564946b4
https://www.twitter.com/AccessOtc
https://www.twitter.com/AccrOtc
https://brokercheck.finra.org/individual/summary/1952963

OUR CORPORATE WEBSITEs ARE:

http://www.myaccess-power.com
http://www.clonesbydrones.com
http://www.mycbdpets.com
http://www.nyumarijuana.com

Access-Power, Inc.'s contact is pjensen@myaccess-power.com.

We applied for a Trademark for Clones By Drones TM. The service will be very futuristic, and will be the first of its kind.

Access-Power, Inc. is in good standing and has a very good relationship with our Transfer Agent, Standard Transfer & Co.
Our Transfer Agent is SEC registered, and except for one change in ownership in 2007, is our original transfer agent dating back to 1996. Our transfer agent is SEC registered and has a profile at:

https://www.sec.gov/divisions/marketreg/mrtransfer.shtml
https://www.otcmarkets.com/learn/service-providers/2433?t=6

https://standardtransferco.com

Standard Transfer & Co.
440 East 400 South Suite 200, Salt Lake City, Utah 84111
Phone (801) 571-8844 Fax: (801) 328-4058

Our ticker symbol ACCR and further information may be found at:

https://www.sec.gov/cgi-bin/browse-edgar?CIK=accr

State the  aggregate  market  value of the voting  stock held by non-affiliates
computed by reference  to the price at which the stock was sold, or the average
bid and asked  prices of such stock as of a  specified  date within the past 60
days:   $1,130,156.21

At January 1st 2020, there were issued and outstanding 244,144,121 shares of Common Stock, and Patrick J. Jensen owns 131,128,500 shares or 53.7090 percent of all the Common Stock.  I am willing to give up Control and
 a
percentage of the Company, for an Equity Partner in our Company.
All
131,128,500 are currently restricted and held in book entry form at the Transfer Agent. I am actively looking for a MERGER DEAL.

There are currently a total of 98,244,146 shares registered in our float.
Management continues to believe that there is a massive short position in our Company stock that was accumulated from 1999 to 2008, and we estimate this short position to be massive. As Director of this Company, I want to apologize to my Shareholders for previously stating that our estimated float was between 5,000,000 and 10,000,000. Although I firmly believe the float in our Company stock is substantially lower than the official 98,244,146 shares reported to OTC Markets.

We care about our Shareholders dearly, and our top priority is investor protection. There is NO DILUTION IN THE COMMON STOCK OF ACCR.


                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Access-Power, Inc, is a for profit business looking for a MERGER CANDIDATE.
We currently pay bills through a Work at Home business. Our monthly fixed expenses are previosuly documented in an 8K at $2,350.00. We operate a part time work at home business. The company subcontracts through a big call center, and provides sales and customer service to big Fortune 500 companies. In 2019, we operated via Hunter Vunter, our subsidiary through www.liveops.com. We ended the relationship with LiveOps on May 1st 2019. As a result, Hunter Venture was officially dissolved.

The Company struggled from May 1, 2019 to October 18, 2019. We had no income during this period, and our operational expenses were paid for by myself, Patrick J. Jensen as a donation to the Company. I personally paid out of my own pocket all the expenses during this dark time.

On October 2, 2019---> I dreamed of getting off the greys. ACCR is a DREAM right now...This is how builders work.

On October 18, 2019, we acquired Grand Haven MM LLC, and this entity is our subsidiary now. This is an operating entity very similar to Hunter Venture. The entity is registered in the State of Michigan here:

https://cofs.lara.state.mi.us/CorpWeb/CorpSearch/CorpSummary.aspx?
ID=802220565

Grand Haven MM now operates a part time work at home program through another national call center very similar and much bigger in size than our previour contracter. We provide work at home sales and customer services subcontracted on a part time basis. I am a builder.
I am building a Clone Delivery Service for Marijuana Plants .... in
West Michigan.

The Company also operates 2 eCommerce websites at the present time.

http://www.clonesbydrones.com
http://www.mycbdpets.com

We continue to strive to build up our revenues. We want to succeed and we will comeback to a higher reporting standard. On October 18, 2019 we were upgraded in trading tier from the dark grey market to the PINK NO INFORMATION market. We have no intention of going back to the grey market, as the Company currently trades on an "unsolicited basis" in the PINK NO INFORMATION tier at OTC
Markets. There are so many unknowns, however I have a vision and a promise to my Shareholders that there will be NO DILUTION PERIOD in ACCR. The market transparency in our stock is AMAZING!

I have not sold 1 single share of stock in over a Decade.

Access-Power, Inc.'s revenue shortfalls are supported by personal donations from Patrick J. Jensen, our Company Director.

The future of ACCR is Clones by Drones TM. We expect to be very successful in this new venture. We believe that ordering Marijuana Plants online will be a huge business in the future. We plan to operate the Clones by Drones TM locally in 2020. We expect demand to be pretty good for this product once we begin our operations. The logistics for this business is easy. ACCR plans to only sell Marijuana Plant Clones to the residents of Grand Haven where the city council on April 23, 2019 just approved Medical Marijuana. At first, we plan to only sell marijuana plants to local Michigan residents, and we do not plan to cross state lines.

ITEM 1a. RISK FACTORS

Access-Power, Inc. sees RISK EVERYWHERE. THERE IS NO DILUTION IN OUR COMMON STOCK. We are in control of the treasury of ACCR. We will guard this treasury with our life, as we believe that NO DILUTION will be very beneficial to our Shareholders of the long term. There are no convertible debentures associated with ACCR.

ITEM 1b. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.  PROPERTY

1. http://tsdr.uspto.gov/#caseNumber=88690325&caseType= SERIAL_NO& searchType=statusSearch

2. Hollistic Legendary Seeds $1,000.00 estimated value. Shelf life of 10 years.

3. 2006 Volvo S80 with MI License plate ACCR with a estimated stated value of $1,000.00.

4. The Mind of Patrick J Jensen.

ITEM 3.  LEGAL PROCEEDINGS

NONE.

ITEM 4. Mine Safety Disclosures.

If applicable, provide a statement that the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street
Reform and Consumer Protection Act and Item 104 of
Regulation S-K (17 CFR229.104) is included in exhibit
95 to the annual report.

NONE.




                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

THERE IS NO MARKET MAKER QUOTING OUR COMPANY STOCK. We currently trade in the PINK NO INFORMATION tier at OTC MARKETs. We are in search of a Market Maker to file a FORM 211 with Finra. Our public profile at OTC Markets is:

https://www.otcmarkets.com/stock/ACCR/security

All we have to do is get 2 years of AUDITED FINANCIALS.

ITEM 6.	 SELECTED FINANCIAL DATA


OUR DREAM IS PRICELESS...Where do I place public value on https://www.clonesbydrones.com ?

ACCESS-POWER, INC.
(An Emerging Growth Company)


UNAUDITED - REVIEWED by HR & Block

Balance Sheets Comps


Assets
                       September 30,         December 31,
                                2019                 2019
                  ------------------   ------------------
(unaudited)
Current assets:
      Cash                  $   1.48          $   1,138.73
      CDs
      Accounts receivable        $ 0                  $  0
      Prepaid expenses
      Hollistic
      Legendary Seeds     $ 1,000.00          $   1,000.00
                  ---------------------------------------
Total current assets      $ 1,001.48          $   2,138.73
                  ----------------------------------------

Property and equipment, net
ACCR Car                  $        0          $   1,000.00

Other assets              $        0          $          0
                  ---------------------------------------
Total assets               $ 1,001.48           $ 3,138.73
                   =======================================
                   =======================================

Liabilities and
Stockholders' Equity
(Deficit)
Current liabilities:

Accounts payable and accrued
expenses rent          $     1,500.00         $  1,500.00
Cable, Internet, and TV  $     185.00         $    185.00
Electricity, Gas,
Water, and Sewer         $     100.00         $    100.00

Marketing Expenses            $500.00         $    500.00
Food, Office supplies, etc $   100.00         $    100.00

Current portion of
long-term debt                     -                    -
Total current liabilities        $ 0                 $  0

Convertible debentures/notes
and Warrants                     $ 0                 $  0
                  ------------------   ------------------



Total short term
liabilities           (($ 2,385.00))       (($ 2,385.00))
                  ---------------------------------------
                  ---------------------------------------





Stockholders' equity
(deficit):
Common stock,
$.001 par value,
authorized
500,000,000 shares,
issued and outstanding
244,144,121
and 244,144,121 shares
as of December 31st, 2019
and Dec 31, 2018
ACCR TREASURY OF
COMMON STOCK IS
SOLID STEEL
STRUCTURE
NO DILUTION
2020 and 2021


Par Value of
Equity Structure          $  244,144.12       $  244,144.12

                    =======================================



ACCR
Total liabilities
and stockholders'
equity (deficit)        $  244,144.12         $  244,144.12

                    =======================================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

FISCAL YEAR ENDED December 31st, 2019


CASH FLOW OF OPERATIONS

Patrick J  Jensen Personal Donation        $     12,432.73
REVENUE                                    $     17,407.00
COST OF REVENUE     	                   $             0
----------------------------------------------------------
GROSS PROFIT (LOSS)                        $     29,839.73

OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	   $     28,200.00
Consulting fees     		           $	      0.00
Professional fees and related expenses     $          0.00
TOTAL OPERATING EXPENSES   		   $     28,200.00

Salaries to Patrick J. Jensen	    	   $          1.00
Fair value of derivative liability     	   $          0.00
OTHER INCOME  nonrecurring		   $          0.00
Gain on debt extinguishment                $          0.00
INCOME BEFORE PROVISION FOR                $        499.00
INCOME TAXES   			           $          0.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $          0.00
NET (LOSS) INCOME   			   $      1,138.73
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $      1,138.73
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	        244,144,121 shares

TOTAL RESTRICTED SHARES			145,769,975 shares
ESTIMATED FLOAT LESS THAN               98,244,146  shares
Estimated Trading Float substantially
lower than                              98,244,146  shares

ITEM 7.	 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Access-Power, Inc. is for sale. Access-Power, Inc., is a Grand Haven, MI based medical marijuana clone company on track to become Michigan's only manufacturer and distributor of medical marijuana clone products delivered by Drones from the sky. We are planning and implementing to become a fully licensed operation in the State of Michigan. Our seed vault includes famous strains such as Amnesia Haze, Raspberry Cough, The Original Glue, Girl Scout Cookies, Papaya, Sour Diesel, Tangerine, Blue Dream, Mango Skunk, Critical CBD, and the original Hawaii Maui Waui...just to name a few. We are in development of a new service trademarked under the brand, Clones by Drones (TM), a method for delivering marijuana and marijuana clones online across the nation. Our beta website is www.clonesbydrones.com. Additionally, the Company offers a variety of calming pet products on its website www.mycbdpets.com. Access-Power, Inc. was formed in 1996 and is a Florida-based profit Corporation. We only have common stock, and the Corporation has zero debt and no convertible notes. Our Shareholders will enjoy no dilution in our Common shares through the end of 2021. Finally, Access-Power, Inc., is seeking to merge with another entity with experienced management to create value for our shareholders. The Director is Actively looking for a MERGER
DEAL.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Access-Power, Inc. is not concerned about market risk.

ITEM 8.	 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See item 6.

(b) A smaller reporting company may provide the information required by Article 8 of Regulation S-X in lieu of any financial statements required by Item 8 of this Form.

ITEM 9.	 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Access-Power, Inc. has strict rules to follow and a Corporate Governance.

ITEM 9B. OTHER INFORMATION

Access-Power, Inc. will succeed, and will come back further. On October 18, 2019 Access-Power, Inc. was upgraded in tier at OTC Markets from the grey market back to the Pink No Information Tier. We spent 11 dark years on the OTC Grey Market. BAD things happen to some of the Companies that trade, but we have life and we came back. We believe in a higher reporting standard. We will not dilute our Shareholders in 2020 and 2021. Patrick J. Jensen made a critical decision in 2018 which enabled ACCR to get upgraded in tier. There is an SEC 15c211 Modernization Rule update coming in 2020.

Corporate Actions
Market Changes
ACTION TYPE	EFFECTIVE DATE	SYMBOL	DESCRIPTION
Market Change	10/30/2008	ACCR	Market change from Pink No
Information to Grey Market
Market Change	10/18/2019	ACCR	Market change from Grey Market
to Pink No Information

We spent 11 years on the grey market "Cellar Boxed."

Everyone wants to know how I did it, as there are only a handful of companies that have ever returned from the dark greys. ACCR has accomplished the unthinkable. We have liquidity and further transparency.

Pink No Information
Dark or Defunct
Verified Profile 11/2019

https://www.otcmarkets.com/stock/ACCR/security






                                    PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Patrick J. Jensen - Registered owner of 131,128,500 restricted shares of ACCR.
All of these shares are federally RESTRICTED shares. I signed a lock up agreement pledging never to sell or pledge to sell my restricted stock until October 26, 2021. At that time, I will follow all current SEC rules and regulations with regard to Company Directors.

I have 2 very close advisors who advise me on day to day operations. ACCR will soon announce an ADVISORY BOARD at no cost to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Patrick J. Jensen is the only KEY EMPLOYEE. I donate all my time and money to the ACCR Treasury. I donate my own personaly funds to fund the operations, as ACCR has ZERO CONVERTIBLE NOTES and ZERO long term debt. I take on a $1 salary from ACCR.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Patrick J. Jensen - Registered owner of 131,128,500
                    restricted shares of ACCR.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

NONE.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

H&R BLOCK of Muskegon. We expect only to pay $450.00 every year for review and support of the 2019 ACCR US Tax Return. We expect to complete our 2020 US TAX BUSINESS RETURN sometime in April 2020.

*****  CERTIFIED   *****

https://www.otcmarkets.com/stock/ACCR/security

Our next step will be to amend our Company 10k from 2018.
We also will secure a letter signed by H&R Block attesting to verification of all monthly bank records, revenue, and expenses.
We have a 2 year plan going forward to become CURRENT REGISTERED with the SEC.

We have agreed to sign up for http://www.wave.com so that H&R Block can have access to daily bank accounts records of the Company.

After 2 years, we plan to get an accountant that is registered with the PCAOB, like BDO of Grand Rapids. We will continue to be a CURRENT REPORTING company. We believe in our plan, and we are secure in our future. Again, as of today, December
17, 2019...the verified outstanding share is 244,144,121 shares and at a closing price of $.009, this represents a total Company market value of $2,197,297.09.


                                          PART IV


Item 15. Exhibits, Financial Statement Schedules.

See above.

Item 16.  Form 10Ksb Summary

See above.


ALL OTHER QUESTIONS and PARTS OF THE FORM:  THE ANSWER IS NONE or
I DO NOT KNOW.
___________________________________________________________________________

This filing is a technical requirement in order to maintain our current reporting status. As of the close of business December 31, 2020 there were issued and outstanding 244,144,121 shares of our Common stock. Access-Power Inc. has $ 1,138.73 in our premiere checking account.
We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being. Access-Power, Inc. is for sale. We believe in Shareholder Value, and have promised NO DILUTION to my
SEC Section Chief's at the Corporate Finance Division of the SEC.
___________________________________________________________________________

The following should be considered in connection with an evaluation of our business and recent market activities as described above:

There are various risk factors that should be carefully considered in evaluating our business; because such factors may have a significant impact on our business, our operating results, our liquidity and financial condition. As a result of these various risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, its operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if a stable trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

SECURITIES ISSUED BY THE COMPANY INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ ALL OF THE COMPANY'S FILINGS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE VARIOUS RISK FACTORS THAT MAY BE PRESENT.

You should be aware that there are many substantial risks to an investment in our common stock. Carefully consider these risk factors, along with any available information currently reported by the Company (of which there are note), before you decide to invest in shares of our common stock.

If these risk factors were to occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. If that happens, the market price for our common stock, if any, could decline, and prospective investors would likely lose all or even part of their investment.

Cautionary Language Concerning Forward-Looking Statements

Statements in this press release may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or its management, identify forward-looking statements. These statements are based on current expectations, estimates, and projections about the Company's business, based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors.



SIGNATURES*

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 2nd, 2020.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

I am following the Spirit of the Law to comeback and fight for my
Shareholders.

I am commited to bringing back our Company to a fully reporting and registered status with the SEC. The plan is to have 2 years of audited tax returns filed for 2018 and 2019, and then in 2020/2021 to have the $25,000.00 fee required by a PCAOB firm to audit the books of Access-Power, Inc. I have a long and bumpy road ahead. There is much risk to my plan. I am looking for a partner and a Merger Deal.

Thank you to all my Shareholders,  I won't let you down.

Just keep believing in me...and our comeback song is,

https://www.youtube.com/watch?v=xbhCPt6PZIU

GO ACCR!!!

BY:
/s/

Patrick J. Jensen
President, Treasurer, and Director

ACCESS-POWER, INC.
A Medical Marijuana Clone Delivery
Service only in Michigan

January 2nd, 2020