Form 10-Q
period 2020-03-31
ACCESS-POWER INC
filed 2020-04-03
CIK 1041588

April 2, 2020


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT PERIOD ENDING:  March 31,  2020
I.R.S. Employer Identification No. 59-3420985


17164 Dune View Dr # 106 Grand Haven, MI              49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
_____________________________________________


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


MOST RECENT CLOSING PRICE $.005 PER SHARE.  As of October
18, 2020,  we started trading in the PINK NO INFORMATION tier of OTC Markets.

AS OF THE CLOSE OF BUSINESS MARCH 31, 2020, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS $ 1,220,720.61, BASED ON A CLOSING PRICE OF $.005 PER SHARE.
___________________________________________________________


My Dear Shareholders and the Commissioners of the SEC,

****CURRENT UPDATE****

pjensen@myaccess-power.com
http://www.myaccess-power.com
https://www.otcmarkets.com/stock/ACCR/profile

I just filed the paperwork for the upgrade to OTC PINK CURRENT STATUS.

These are unprecendented times. We hired a Securities Counsel on a CASH BASIS only:

Vic Devlaeminck PC
Securities Counsel
10013 N.E. Hazel Dell Avenue
Suite 317
Vancouver, WA 98685
(360) 993-0201
https://www.otcmarkets.com/learn/service-providers/3113?t=3

Access-Power & Co., Inc. is in the process with FINRA wo do to a name change. The FLORIDA STATE SECRETARY OF STATE filing for our name change is found here:

http://search.sunbiz.org/Inquiry/CorporationSearch/ConvertTiffToPDF?storagePath=
COR%5C2020%5C0327%5C41178718.Tif&documentNumber=P96000083992

As of March 31, 2020,

Authorized Common Stock:    300,000,000 shares
Outstanding Common Stock:   300,000,000 shares
Estimated Float:                      98,376,146 shares
Restricted Common Stock:     201,625,854 Total Restricted shares or

As of March 31, 2020, we have $1,201.90  in our Premiere Checking account now.

We will be planning a 10-1 classic textbook merger.

Our #1 GOAL IS TO GET ACCESS-POWER, INC TO THE PINK CURRENT
TIER, and to get a MARKET MAKER to file our FORM 211 with FINRA.
We deserve a chance just like the millions of other Companies in the tiers.

On March 30, 2020, we merged with ACCESS-POWER LLP. This is an international company that is in the Power Renewable Market.
The website for this organization is found here:

http://www.access-power.com

I certify, that Patrick J. Jensen invented and created this website in 2012. The Dubai government, the DMCC bought the website in 2013.

STEPHANE BONTEMPS is the new CEO of the Company.
I have known STEPHANE via Linkedin for almost 3 years. I will remain as CFO and Director of this Company. STEPHANE's profile may be found here:

https://www.linkedin.com/in/stephane-bontemps-3757b05

I have all my texts and communications with STEPHANE saved for our Corporate files. Our plan is to perform a 10-1 CLASSIC TEXTBOOK REVERSE MERGER.

I am waiting on a FUNDING AGREEMENT.  We agreed in principle to fund
ACCR at par value $.001 270,000,000 shares to be issued or $270,000,000.00. Further, I will be cancelling 15,000,0000 restricted shares as a gesture on my part. This will give Access-Power Power Renewables a total of 285,000,000 future shares or 95.00% of the Company. AFRICA is our target...

PRE MERGER
AS 500,000,000
OS 244,144,121

POST MERGER
AS 300,000,000
OS 300,000,000

The LLP will drop the LLP, and has merged with ACCR. We are just waiting on the funding agreement from our new CEO, STEPHANE.

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements



                                            ACCESS-POWER, INC.
                                       (An Emerging Growth Company)
                                            Balance Sheets Comps   Assets
                                                March 31,            Dec 31,
                                                       2020             2019
                                   -------------------------     --------------
(unaudited)
Current assets:
      Cash                                      $  1,205.61         $1,138.73
      CDs
      Accounts receivable                           $ 0               $    0
      Prepaid expenses                      $1,500.00        $1,000.00
                                     ----------------------------- ------------
Total current assets       $                $ 2,638.73       $2,138.73
                                         --------------------------------------
Property and equipment, net                       $ 0           $      0

Other assets                                              $ 0           $      0
                  ---------------------------------------------------------
Total assets                                    $  2,638.73      $ 2,138.73
                  ====================================

Liabilities and
Stockholders' Equity
(Deficit)
Current liabilities:

Accounts payable and accrued
expenses                                          $2,000.00              $  0

Current portion of long-term debt                                       -
Total current liabilities                                $ 0               $  0

Convertible debentures                             $ 0                $  0
 Total liabilities                                    $2,000.00            $  0
                                              ----------------------------------

Stockholders' equity
(deficit):
      Common stock,
      $.001 par value,
      authorized
      300,000,000 shares issues


                  =================================
Total liabilities
and stockholders'
equity (deficit)                       $300,000,000.00   $244,144.12
                  ==================================

ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED                        September 30, 2019:

CASH FLOW
REVENE                                                  $               6,890.50
COST OF REVENUE     	                              $            0
---------------------------------------------------------------------------
GROSS PROFIT (LOSS)                          $                6,890.50



OPERATING EXPENSES

Selling, general and administrative exp rent, and utilities $          0.00
Consulting fees     		                   $	             0.00
Professional fees and related expenses     $                      28,200.00
TOTAL OPERATING EXPENSES   		   $        0.00

Salaries    			    	   $                 36,000.00
Fair value of derivative liability     	   $                        0.00
OTHER INCOME  nonrecurring		   $        0.00
Gain on debt extinguishment                $                      0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $        28,200.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $                       0.00
NET (LOSS) INCOME   	    	                $ (7,8000.00)
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $  (000.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	      300,000,000  shares
RESTRICTED SHARES	                      201,625,854  shares
ESTIMATED FLOAT LESS THAN                   98,376,146 shares
/s/
Patrick J Jensen


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Plan of Operation

OIL REVENUES TO BE DERIVED BY EMERGING MARKETS
COUNTRIES HAS CHANGED FOREVER.

Business Overview

ACCR will come back. We have multiple business segments. We are following direction from our new CEO, STEPHANE BONTEMPS.
He isan international powerhouse.

Access-Power, INC, or ACCR is a public holding company that serves the various sectors in our economy. As of today, we only service the Work at Home business model.

I am waiting on my SSA.GOV soon to be paid.


Access-Power, Inc. has TWO (2) key employee.
We were incorporated back on October 10, 1996. There was a change in control in the Registrant on June 4, 2018.
WE ARE IN THE PROCESS OF A FINRA NAME CHANGE
FROM:  ACCESS-POWER, INC TO
ACCESS-POWER & CO., INC.  I have another dream:

http://tsdr.uspto.gov/#caseNumber=88690325&caseType=
SERIAL_NO&searchType=statusSearch

ACCR is not currently offering any stock for sale.
Any stock to be purchased is available in the open market.
We are currently quoted in the PINK NO INFORMATION
TIER OF OTC MARKETS IN THE OTC.

We are current in our obligation to report with the SEC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE.

Item 2. Changes in Securities and Use of Proceeds

NONE.

ILLUSTRATIVE PURPOSES BELOW:

At $.0001 BID, the entire value of the Company shares on a fully diluted basis is:  $30,000.00

At $.001 BID, the entire value of the Company shares on a fully diluted basis is:  $300,000.00

At $.01 BID, the entire value of the Company shares on a fully diluted basis is:  $3,000,000.00

At $.06 BID, the entire value of the Company shares on a fully diluted basis is:  $30,000,000.00

at $.100 BID the entire value of the Company shares on a fully diluted basis is:  $300,000,000.00

Management will make informed well processed decisions, and management will succeed, as failure is not an option.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There is no current risk with management.  Everything is under control.

**********

Item 4. Controls and Procedures

Access-Power, Inc. will FOREVER employ good management decisions.
___________________________________________________

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

This is the reason why we have a RED STOP SIGN at OTC
MARKETS.COM, and I am planning on getting rid of this very soon.

There is NO DILUTION PERIOD in Access-Power, INC.

I have a vision to do this merger. It has been my dream to do this. I will do this. Why? This is a perfect time for a classic reverse merger as an alternative re-IPO process. I believe in myself,

Respectfully yours,

PATRICK
__________________________________________________

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