Form 10-Q/A
period 2020-03-31
ACCESS-POWER INC
filed 2020-04-03
CIK 1041588

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


                /X/ Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2020


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

THREE MONTHS ENDED                        MARCH 31, 2020:

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

My contact information is:

pjensen@myaccess-power.com
616-312-5390

Our comeback song, and be prepared for a forceful comeback:

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

ACCESS-POWER, INC.

BY:
/s/
Patrick J. Jensen
Director and CFO

April 2, 2020



(( sorry about the dates in the last first 10q ))


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