Form 10-Q
period 2020-06-30
Access-Power & Co., Inc.
filed 2020-07-01
CIK 1041588

July 1, 2020


Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power, Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
QUARTERLY REPORT PERIOD ENDING: June 30, 2020
I.R.S. Employer Identification No. 59-3420985


PO BOX 598
Grand Haven, MI             49417
(Address of principal executive office)             (Zip Code)


Issuer's telephone number, including area code: (616) 312-5390
_____________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                /X/ Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2020


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


MOST RECENT CLOSING PRICE $.0048 PER SHARE.
On October 18, 2019, we started trading in the PINK NO INFORMATION tier of OTC Markets.

As of July 1, 2020, the Company is in advanced talks to go PINK CURRENT tier within OTC Markets, and our expectation is within 30 days from the date of this filing.

AS OF THE CLOSE OF BUSINESS JUNE 30, 2020, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS  $1,440,00
BASED ON A CLOSING PRICE OF $.0048 PER SHARE.
___________________________________________________________


My Dear Shareholders and the Commissioners of the SEC,

Access-Power & Co., Inc. a fixed DTC float Company with 98,376,146 shares.
We only have 1 Director with the Company since March 1, 2012. We have had a long road of being victimized pre-2012. We were victims of a criminal toxic floorless convertible debenture, which diluted and murdered our common stock via our Transfer Agent. We have had the same Transfer Agent since May
1997, and our TA is SEC registered.

WE ONLY HAVE COMMON STOCK IN OUR SHARE STRUCTURE.

Our Share Structure remains:

AUTHORIZED 		300,000,000 common shares
OUTSTANDING 		300,000,000 common shares
PATRICK RESTRICTED 	186,984,379 common shares or 62.3281% of VOTE
DTC CLEAR FLOAT 	 98,376,146 common shares held since 3/1/2012
https://www.otcmarkets.com/stock/ACCR/security

As of July 1, 2020 ----> we are in final discussions to be upgraded to PINK CURRENT tier within OTC MARKETs, and the RED STOP SIGN will be removed and replaced with a new PINK CURRENT logo. This has been a long road for my Shareholders.

Our Corporation lives forever here:
http://www.sunbiz.org

A NEW EXECUTIVE MANAGEMENT TEAM IS VERBALLY ON BOARD.

As of July 1, 2020, we have $12,670.00 in our Premiere Checking account now. We have 2 premiere checking accounts located within the US and are FDIC Insured. CASH IS KING in today's market.

We plan to find a MARKET MAKER to file our FORM 211 with FINRA.

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements



                                            ACCESS-POWER, INC.
                                       (An Emerging Growth Company)
                                            Balance Sheets Comps   Assets
                                                March 31,               June 30,
                                                  2020                    2020
                                   -------------------------     --------------
(unaudited)
Current assets:
      Cash                                      $  1,205.61       $12,670.00
      CDs
      Accounts receivable                           $ 0               $    0
      Prepaid expenses                      $1,500.00        $3,000.00
                                     ----------------------------- ------------
Total current assets       $                $ 2,638.73     $15,670.00

                                         --------------------------------------

Property and equipment, net                       $ 0          $  1,000

Other assets                                              $ 0          $      0
                  ---------------------------------------------------------
Total assets                                    $  2,638.73     $15,670.00
                  ===================================

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
                  ==================================

ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED                            June 30    , 2020:

CASH FLOW
CASH REVENUE                                      $             11,370.50
COST OF REVENUE     	                                $           0
---------------------------------------------------------------------------
GROSS PROFIT (LOSS)                          $                11,370.00



OPERATING EXPENSES

Selling, general and administrative exp rent, and utilities $          0.00
Consulting fees     		                   $	             0.00
Professional fees and related expenses     $                     11,370.00
TOTAL OPERATING EXPENSES   		   $        0.00

Salaries    			    	   $                 9,000.00
Fair value of derivative liability     	   $                        0.00
OTHER INCOME  nonrecurring		   $        0.00
Gain on debt extinguishment                $                      0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $        11,370.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $                       0.00
NET (LOSS) INCOME   	    	                 $ 20,370.00
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $       0.12
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    	      	      300,000,000  shares
RESTRICTED SHARES	                      201,625,854  shares
ESTIMATED FLOAT LESS THAN                   98,376,146 shares
/s/
Patrick J Jensen

FUTURE EDGAR FILINGS WILL BE DONE BY THE NEW
EXECUTIVE MANAGEMENT TEAM COMING IN.....



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Plan of Operation

OIL REVENUES TO BE DERIVED BY EMERGING MARKETS
COUNTRIES HAS CHANGED FOREVER.  PATRICK HAS
NOT YET CLOSED ON PROMISED $50,000.00 CAPITAL
DONATION FOR THIS PINK CURRENT TO BE COMPANY.

Business Overview

ACCR will come back.  We have multiple business segments.

I have a dream:

http://tsdr.uspto.gov/#caseNumber=88690325&caseType=
SERIAL_NO&searchType=statusSearch

ACCR is not currently offering any stock for sale.
Any stock to be purchased is available in the open market.

We are current in our obligation to report with the SEC. We plan to file a FORM 10 with re-done 10Ks for 2018 and 2019 from a PCAOB auditor. We are in final talks in receicing our ENGAGEMENT
LETTER. We have conference called our prospective PCAOB auditor with the SEC's Chief Accountant's Office of the Division of Corporate Finance at the SEC.

We want all partied involved to become comfortable.

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

**********

Item 4. Controls and Procedures

Access-Power & Co., Inc. will FOREVER employ good management decision making.
___________________________________________________

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

**********

Item 1A. Risk Factors

MANY

**********

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

**********

Item 3. Defaults Upon Senior Securities

NONE

**********

Item 4. Other Information

NONE.

**********

Item 5. Exhibits

(a)      No Exhibits are being filed.

My contact information is:
pjensen@myaccess-power.com
616-312-5390

Our comeback song is, and be prepared for an INCREDIBLE comeback soon:

The NEW INCOMING EXECUTIVE MANAGEMENT TEAM will make all the day to day decision making for the Corporation.
Once the FORM 10 with the last 2 years of audited financials from our Company IF APPROVED BY THE SEC, will bring fully compliant our Company withing all aspects of the Securities Act of '33 and the Exchange Act of '34.

May GOD BLESS my new incoming management team.
We just have a verbal commitment, and I believe in them.

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

ACCESS-POWER, INC.

BY:
/s/
Patrick J. Jensen
Director
July 1, 2020

The Sarbanes-Oxley Act of 2002 protects investors in publicly traded companies by requiring employees to improve the "accuracy and reliability of corporate disclosures, according to SOX-Online's Sarbanes-Oxley Information Center. SOX defines individual accountability and requires employees to practice due diligence and outlines criminal and financial penalties for specific misconduct.

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

Contact Information:
Patrick J. Jensen
Director
Tel:  616.312.5390
Email:  pjensen@myaccess-power.com
Corporate Website:  http://www.myaccess-power.com
Access-Power & Co., Inc.
OTC Ticker:  ACCR