Form 10-Q/A
period 2020-06-30
Access-Power & Co., Inc.
filed 2020-07-01
CIK 1041588

JULY 1, 2020

AMENDED WITH ZERO TYPOS

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power & Co., Inc.
YEAR:  1996
STATE OF INC:  FLORIDA
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


                     Commission File Number 333-65069


                               Access-Power & Co.,  Inc.
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


MOST RECENT CLOSING PRICE $.0048 PER SHARE.
On October 18, 2019, we started trading in the PINK NO INFORMATION tier of OTC Markets. On July 1, 2020, we have an upgrade in sight.

As of July 1, 2020, the Company is in advanced talks to go PINK CURRENT tier within OTC Markets, and our expectation is to complete this process within 30 days from the date of this filling.

AS OF THE CLOSE OF BUSINESS JUNE 30, 2020, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS  $1,440,000
BASED ON A CLOSING PRICE OF $.0048 PER SHARE.
___________________________________________________________


My Dear Shareholders and the Commissioners of the SEC,
ACCR CASH ON HAND 7/1/2012:   $12,670.00

THIS CORPORATION HAS NEVER BEEN THE INQUIRY OF AN
INVESTIGATION BY NEITHER THE SEC, FINRA, or OTC MARKETs.

WE ARE SUPER CLEAN, AND MY NEW EXECUTIVE MANAGEMENT
TEAM WILL TAKE US TO THE NEXT LEVEL.....AS SOON AS THEIR
IS A SIGNATURE, and I AM CLOSELY WORKING WITH OUR FUTURE
TO BE CEO.  THERE CAN BE NO ASSURANCE THAT A DEAL WILL
BE REACHED WITH OUR MAGIC DEAL MAKING TO BE CEO.

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

WE DO NOT ABUSE OUR EDGAR REPORTING PRIVILEDGE.  THE
SEC WELCOMES OUR FILINGS AS WE CONTINUE TO MAKE
PROGRESS...JUST LOOK AT OUR CURRENT CASH ON HAND.

We have had communicated (VERBAL and WRITTEN) as many as 25 times so far this year. All indications received by the ISSUER are GREEN GO!!!!

WE ARE PUSHING FORWARD....SO MANY ENTITIES DO NOT WANT
US TO COMEBACK.  I HAVE NEWS FOR THEM...

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

Our Corporation lives forever here:
http://www.sunbiz.org

A NEW EXECUTIVE MANAGEMENT TEAM IS VERBALLY ON BOARD.

As of July 1, 2020, we have $12,670.00 in our Premiere Checking account now. We have 2 premiere checking accounts located within the US and both accounts are FDIC Insured. CASH IS KING in today's market.

We plan to find a MARKET MAKER to file our FORM 211 with FINRA.

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements



                                       ACCESS-POWER & CO., INC.
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
                  ===================================

Liabilities and
Stockholders' Equity
(Deficit)
Current liabilities:

Accounts payable and accrued
expenses                                          $2,000.00     $  1,000.00

Current portion of long-term debt                                       -
Total current liabilities                                $ 0               $  0

Convertible debentures                             $ 0                $  0
 Total liabilities                                    $2,000.00    $1,000.00
                                              ----------------------------------

Stockholders' equity
(deficit):			    	         $14,670.00
      Common stock,
      $.001 par value,
      authorized
      300,000,000 shares issues


                  =================================
Total liabilities
and stockholders'
equity (deficit)                       $300,000,000.00       $244,144.12
                  ==================================

ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED                            June 30    , 2020:

CASH FLOW
CASH REVENUE                                      $             11,370.50
COST OF REVENUE     	                                $           0
---------------------------------------------------------------------------
GROSS PROFIT (LOSS)                          $                11,370.00



OPERATING EXPENSES

Selling, general and administrative exp rent, and utilities $          0.00
Consulting fees     		                   $	             0.00
Professional fees and related expenses     $                     11,370.00
TOTAL OPERATING EXPENSES   		   $        0.00

Salaries    			    	   $                 9,000.00
Fair value of derivative liability     	   $                        0.00
OTHER INCOME  nonrecurring		   $        0.00
Gain on debt extinguishment                $                      0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $        11,370.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $                       0.00
NET (LOSS) INCOME   	    	                 $ 20,370.00
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	   $       0.12
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    SHARES	      	      300,000,000  shares
RESTRICTED SHARES	                      201,625,854  shares
ESTIMATED FLOAT LESS THAN                   98,376,146 shares
/s/
Patrick J Jensen

FUTURE EDGAR FILINGS WILL BE DONE BY THE NEW
EXECUTIVE MANAGEMENT TEAM COMING IN.....

We are going to do it.....upgrade to the PINK CURRENT tier,
File a FORM 10 with the SEC (with audited financials and 2018/2019 10Ks redone.)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Plan of Operation

OIL REVENUES TO BE DERIVED BY EMERGING MARKETS
COUNTRIES HAS CHANGED FOREVER.  PATRICK HAS
NOT YET CLOSED ON A PROMISED $50,000.00 CAPITAL
DONATION FOR THIS PINK CURRENT TO BE COMPANY.

Business Overview

ACCR will come back.  We have multiple business segments.

I have a dream:

http://tsdr.uspto.gov/#caseNumber=88690325&caseType=
SERIAL_NO&searchType=statusSearch

ACCR is not currently offering any stock for sale.
Any stock to be purchased is available in the open market.

We are current in our obligation to report with the SEC. We plan to file a FORM 10 soon with re-done 10Ks for 2018 and 2019 from a PCAOB auditor.

PATRICK has derived a plan to flat line, and reference in our FORM
10 application, the last financials from 2002 down to $0, instead of stating "worthless and destroyed", we will restate all #s in accounting from 2002 to May 2018, and pick up the audited financials with a 2 year track record on paper:

May 2018 to present QTR 3rd ending 09/30/2020 ----> FORM 10
with the last 2 years of audited financials attached. We believe the SEC will approve our FORM 10. Once the FORM 10 is approved by the SEC, we have been told by the SEC....that ACCR will become a fully compliant registered and fully compliant and reporting entity with the SEC. We see this FORM 10 approval, to forgive our Corporation from the criminal toxic past.

We are in final talks in receiving our ENGAGEMENT
LETTER. We have had a conference called our prospective PCAOB auditor and with the SEC's Chief Accountant's Office of the Division of Corporate Finance at the SEC.

We want all parties involved to become comfortable. We believe in full disclosure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There is no current risk with management. Everything is under control. A FORM 10 FILLING WITH AUDITED FINANCIALS PAST 2 YEARS IS
COMING SO SOON.

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

My contact information is:
pjensen@myaccess-power.com
616-312-5390

Our comeback song is, and be prepared for an INCREDIBLE comeback soon:

The NEW INCOMING EXECUTIVE MANAGEMENT TEAM will make all the day to day decision making for the Corporation.
Once the FORM 10 with the last 2 years of audited financials from our Company IF APPROVED BY THE SEC, will bring fully compliant our Company within all aspects of the Securities Act of '33 and the Exchange Act of '34.

May GOD BLESS my new incoming management team.
We just have a verbal commitment, and I believe in them.

https://www.youtube.com/watch?v=xbhCPt6PZIU

Access-Power, Inc. was the victim of naked convertible short selling.

This is the reason why we have a RED STOP SIGN at OTC
MARKETS.COM, and I am planning on getting rid of this very soon.

There is NO DILUTION PERIOD in Access-Power, & Co., Inc.  We have
Had the same DTC FLOAT SINCE MARCH 1, 2012.

Very respectfully yours,

https://www.youtube.com/watch?v=R8Io9Psoaos

PATRICK
__________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACCESS-POWER & CO.,  INC.

https://www.youtube.com/watch?v=R8Io9Psoaos

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