Form 10-Q/A
period 2020-06-30
Access-Power & Co., Inc.
filed 2020-07-01
CIK 1041588

JULY 1, 2020






AMENDED THIRD AND FINAL SUBMISSION






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

AS OF THE CLOSE OF BUSINESS JUNE 30, 2020, THE AGGREGATE MARKET
CAPITALIZATION ON A FULLY DILUTED BASIS IS  $1,440,000
BASED ON A CLOSING PRICE OF $.0048 PER SHARE.
___________________________________________________________


My Dear Shareholders and the Commissioners of the SEC,

ACCR CASH ON HAND 7/1/2020:   $12,670.00

THIS CORPORATION HAS NEVER BEEN THE INQUIRY OF AN
INVESTIGATION BY NEITHER THE SEC, FINRA, or OTC MARKETs.

WE ARE SUPER CLEAN, AND MY NEW EXECUTIVE MANAGEMENT
TEAM WILL TAKE US TO THE NEXT LEVEL.....AS SOON AS THERE
IS A SIGNATURE, I PROMISE WE ALL SHALL CELEBRATE VICORY.

Soon, please have just a little more patience with me.

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

https://www.youtube.com/watch?v=Tm4BrZjY_Sg

WE ARE NOT A SHELL COMPANY.

WE DO NOT ABUSE OUR EDGAR REPORTING PRIVILEDGEs.  THE
SEC WELCOMES OUR FILINGS AS WE CONTINUE TO MAKE
PROGRESS...JUST LOOK AT OUR CURRENT CASH ON HAND.

We have had communications (VERBAL and WRITTEN) as many as 25 times so far this year with the SEC.

All indications received by the ISSUER are GREEN GO!!!!

WE WILL FILE A FORM 10 WITH AUDITED PCAOB
FINANCIALS, the LAST 2 YEARS....with an accounting note about briding all revenue, and expeses at $0 from the last SEC financials from 2002 through May 2018, and then we pick up with documented US BANK
STATEMENTS, which we just completed from May 2018-June 2020.

TWO (2) YEARS FINALLY HERE...WE HAVE A PLAN TO DO A re-IPO
OF OUR SHARES TO THE NYSE.  WE WISH NYSE LISTING ONE
DAY.

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

This is our hope.  This has been a long road for my Shareholders.

Our Corporation lives forever here:
http://www.sunbiz.org

A NEW EXECUTIVE MANAGEMENT TEAM IS VERBALLY ON
BOARD.  IT IS MY JOB TO FINALIZE THIS DEAL, AND BRING
THEM AND APPOINT THEM TO THEIR POSITIONS:

1. NEW CEO
2. NEW CHIEF LEGAL COUNSEL
3. NEW CFO/accountant
4. PCAOB AUDITOR known by all parties

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
                  ===================================

Liabilities and
Stockholders' Equity
(Deficit)
Current liabilities:

Accounts payable and accrued
expenses                                          $2,000.00     $  1,000.00

Current portion of long-term debt                                       -
Total current liabilities                                $ 0               $  0

Convertible debentures                             $ 0                $  0
 Total liabilities                                    $2,000.00    $1,000.00
                                              ----------------------------------

Stockholders' equity
(deficit):			    	         $14,670.00
      Common stock,
      $.001 par value,
      authorized
      300,000,000 shares issued 7/1/2020


                  =================================
Total liabilities
and stockholders'
equity (deficit)                       $300,000,000.00     $300,000,000.00
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
ESTIMATED FLOAT LESS THAN                   98,376,146 shares
/s/
Patrick J Jensen

These financials documents are prepared within the Spirit of the Law.

FUTURE EDGAR FILINGS WILL BE DONE BY THE NEW
EXECUTIVE MANAGEMENT TEAM COMING IN.....I
MUST PICK THEM WISELY AND CAREFULLY.

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

CLONESBYDRONES.com
CLONESBYCARS.com

I want this dream to happen...in the future, for my Shareholders.

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

https://www.youtube.com/watch?v=6tynWSAesAo

Access-Power & Co., Inc. was the victim of naked convertible short selling.

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