Form 10-Q
period 2020-09-30
Access-Power & Co., Inc.
filed 2020-10-01
CIK 1041588

October 1, 2020





Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File Number  333-65069
EXACT NAME as this appears in our Charter:  Access-Power & Co., Inc.
YEAR:  1996
STATE OF INC:  FLORIDA

QUARTERLY REPORT PERIOD ENDING: September 30, 2020

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


MOST RECENT CLOSING PRICE $.003 PER SHARE.

On October 18, 2019, we started trading in the PINK NO INFORMATION tier of OTC Markets.

The Company in July of 2020 was denied an application to go PINK CURRENT.
ACCR was told by OTC Markets to re-apply in 6 months, and so this is our objective. We plan to hire a new attorney to represent us in our future filings with OTC Markets.

AS OF THE CLOSE OF BUSINESS SEPTEMBER 30, 2020, THE
AGGREGATE MARKET CAPITALIZATION ON A FULLY DILUTED
BASIS IS  $900,000.00 BASED ON A CLOSING PRICE OF $.003
PER SHARE.

This ISSUER does not trade in any of our common stock.
___________________________________________________________


My Dear Shareholders and the Commissioners of the SEC,

ACCR CASH ON HAND 9/30/2020:   $38,500.23

We expect this to grow in the future. How did ACCR get to this amount of CASH? We had DEATH, and our Director donated $25,000.00 which will be treated as a one time paid in capital donation.

THIS CORPORATION HAS NEVER BEEN THE INQUIRY OF ANY
INVESTIGATION BY NEITHER THE SEC, FINRA, or OTC MARKETs.
ACCR MADE THE FINRA DAILY LIST 5/6/2020.

We plan to gain clarity on the SEC changes to rule 15c211. We respect this RULE of LAW.

https://www.sec.gov/rules/final/2020/33-10842.pdf

WE ARE SUPER CLEAN.  WE DESERVE TO HAVE SOLICITED
QUOTATION OF OUR SHARES.  WE HAVE A FIXED FLOAT OF
98,376,146 SHARES CERTIFIED MONTHLY AT OTC MARKETS.COM

ACCR should have a Market Maker soliciting quotes at the MARKET. I am cloing my eyes right now, and praying to GOD...We will have a market maker solicitation...I can do it.

Soon, please have just a little more patience with ME, as GUARDIAN of our ACCR Treasury.

Access-Power & Co., Inc. is a fixed DTC float Company with 98,376,146 shares. We only have 1 Director with the Company since March 1, 2012. We have had a long road of being victimized pre-2012.
We were victims of a criminal toxic floorless convertible debenture, which diluted and murdered our common stock via our Transfer Agent.

The criminals circa. 1999-2008s raided the Treasury, and diluted the stock, and filed a criminal Form 15 thinking that the Corporation would DIE. They left us to DIE and listen to me, TODAY we are ALIVE. We are NOT A SHELL.

We recently won one of our Counties largest grant winners, through the $100,000,000 Federal Cares Act.

WE ARE ALIVE TODAY!

https://standardtransferco.com - 98,376,146 common shares in our DTCC
FLOAT.   THERE IS NO DILUTION IN ACCR THROUGH THE END
OF 2021.

We have had the same Transfer Agent since May
1997, and our TA is SEC registered, Standard Registrar.

With our recent donation of $25,000.00 from our Director, our cash position remains strong.

WE ARE NOT A SHELL COMPANY.

WE DO NOT ABUSE OUR EDGAR REPORTING PRIVILEDGEs.  THE
SEC WELCOMES OUR FILINGS AS WE CONTINUE TO MAKE
PROGRESS...JUST LOOK AT OUR CURRENT CASH ON HAND. The last communication with our SEC Attorney contact was on the week of September 21st, 2020. We remain in good standing with the SEC, period.

The attorney assigned to ACCR is clear to our intention to protect Shareholder value. I am the GUARDIAN of our shares, FOREVER!

We have had communications (VERBAL and WRITTEN) as many as 25 times so far this year with the SEC. We remain in GOOD STANDING with the SEC.

WE ONLY HAVE COMMON STOCK IN OUR SHARE STRUCTURE.

Our Share Structure remains:

AUTHORIZED 		300,000,000 common shares
OUTSTANDING 		300,000,000 common shares
PATRICK RESTRICTED 	186,984,379 common shares or 62.3281% of VOTE
DTC CLEAR FLOAT 	 98,376,146 common shares held since 3/1/2012

https://www.otcmarkets.com/stock/ACCR/security

This has been a long road for my Shareholders. At the stroke of a pen, we also received the sales proceeds to the following vehicles:

2013 BMW 750 Li Extended Rear Cabin Luxury Sedan.
https://www.ebay.com/itm/383744852537

2010 BMW 650i Racing "M-tuned" Sport Edition Coupe.
https://www.ebay.com/itm/383744911127

Our Corporation lives forever here:
http://www.sunbiz.org



As of July 1, 2020, we have $38,500.23 in our Premiere Checking account now. CASH IS KING in today's market. Just stay with ME...

We plan to find a MARKET MAKER to file our FORM 211 with FINRA.

PATRICK

Part I.   Financial Information

Item 1.   Financial Statements




			CASH ON HAND
			CERTIFIED BY A
			BANK OFFICER
			September  30th, 2020

			       UNAUDITED

                                       ACCESS-POWER & CO., INC.
                                       (An Emerging Growth Company)
                                            Balance Sheets Comps   Assets
                                                June 30,        September 30,
                                                  2020                    2020
                                   -------------------------     --------------
(unaudited)
Current assets:
      Cash                                    $  12,670.00      $38,500.23
      CDs
      Accounts receivable                           $ 0              $    0
      Prepaid expenses/                     $3,000.00     $68,000.00
      Inventory at the
      stroke of a pen
      by our Director
                                     -----------------------------  -----------
Total current assets       $              $ 15,670.00  $ 106,500.23

                                         --------------------------------------

Property and equipment, net                  $1,000   $       1,000

Other assets                                              $ 0          $      0
                  ---------------------------------------------------------
Total assets                                   $15,670.00   $ 107,500.23
                  ====================================

Liabilities and
Stockholders' Equity
(Deficit)
Current liabilities:

Accounts payable and accrued
expenses  /  personal
loan by our Director, converted
to our debt at the stroke of a pen
immediate / personal
debt converted to the Company    $1,000.00    ( $  33,500.00)

Current portion of long-term debt                                      -
Total current liabilities                               $ 0               $  0

Convertible debentures                             $ 0               $  0
 Total liabilities                                $0,000.00	  $  0
                                              ----------------------------------

Stockholders' equity
(deficit):			    	         $14,670.00
      Common stock,
      $.001 par value,
      authorized
      300,000,000 shares issued 9/30/2020              $66,500.23

                  ===================================
Total liabilities
and stockholders'
equity (deficit)              $300,000,000.00     $300,000,000.00
                  ===================================








ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

THREE MONTHS ENDED                September 30th      2020

CASH FLOW
CASH REVENUE                                      $            2,300.00
COST OF REVENUE     	                                $         0
--------------------------------------------------------------------------
GROSS PROFIT (LOSS)                          $              2,300.00

CASH ON HAND                                    $             38,500.23



OPERATING EXPENSES

Selling, general and administrative exp rent, and utilities $          0.00
Consulting fees     		                   $	             0.00
Professional fees and related expenses     $                     11,370.00
TOTAL OPERATING EXPENSES   		   $        0.00

Salaries    			    	   $                 9,000.00
Fair value of derivative liability     	   $                        0.00
OTHER INCOME  nonrecurring		   $        0.00
Gain on debt extinguishment                $                      0.00
(LOSS) INCOME BEFORE PROVISION FOR         $          0.00
INCOME TAXES   			           $        20,370.00

PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   $                       0.00
NET (LOSS) INCOME   	    	                ($ 20,370.00)
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE   	  ( $      0.15)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC    SHARES	      300,000,000  shares
RESTRICTED SHARES	                      201,625,854  shares
ESTIMATED FLOAT LESS THAN                   98,376,146 shares


/s/
Patrick J Jensen

These financials documents are prepared within the Spirit of the Law. Our Director has committed to make valuable the 98,376,146 common shares available in our FLOAT. There is ONLY this amount of common stock. There are NO MORE SHARES!!!

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Plan of Operation

ACCR is learning the Used Car Business. Our Director has taken out personal loans, and risked his own capital, the old fashioned way. We have 2 automobiles in our inventory.

2013 BMW 750Li Extended Rear Cabin Luxury Edition Sedan
2010 BMW 650i Special Edition M Racing Sport Edition

Business Overview

PATRICK is in charge of the ACCR Treasury since
MARCH 1, 2012 - OVER EIGHT YEARS AGO.

ACCR will come back.  We have multiple business segments.  In
September of 2020, our trademark DREAM has been published in the USPTO Trademark Gazette on October 20th, 2020.

We filed for 2 US Patents for our DREAM
https://www.clonesbydrones.com

We filed for a Design and a Utility Patent with the USPTO.
ACCR has hired a Registered Patent Attorney to work with the USPTO during our patent process.

I am personally donating all PROFITS on the sale of these 2 fine automobiles, https://www.bmwofgrandhaven.com

I do have a dream, and I do believe and thank GOD for his greatness...

http://tsdr.uspto.gov/#caseNumber=88690325&caseType=
SERIAL_NO&searchType=statusSearch

CLONESBYDRONES.com
CLONESBYCARS.com

and

BMWOFGRANDHAVEN.com

I want this dream to happen...in the future, for my Shareholders.

ACCR is not currently offering any stock for sale.
Any stock to be purchased is available in the open market.

We are current in our obligation to report with the SEC.

PATRICK has derived a plan to flat line, and reference in our FORM
10 application, the last financials from 2002 down to $0, instead of stating "worthless and destroyed", we will restate all #s in accounting from 2002 to May 2018, and pick up the audited financials with a 2 year track record on paper. We want everything to be CURRENT.

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


**********

Item 4. Controls and Procedures

Access-Power & Co., Inc. will FOREVER employ good management decision making.  We are learning the Used Car Dealer market.
ACCR has an application pending with the Grand Haven Chamber of
Commerce.
___________________________________________________

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE.

**********

Item 1A. Risk Factors

MANY but everything is under control.

**********

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE.

**********

Item 3. Defaults Upon Senior Securities

NONE.

**********

Item 4. Other Information

NONE.

**********

Item 5. Exhibits

(a)No Exhibits are being filed.

https://www.lakeshoreadvantage.com/getattachment/COVID-19/Restart/
Awarded-(2).pdf.aspx?lang=en-US

My contact information is:
pjensen@myaccess-power.com
616-312-5390

Our comeback song is AWESOME....my father in  heaven is waiting for me.
We have every intention to apply again to OTC Markets very soon to be

PINK CURRENT INFORMATION.  Stay with ME, I will get us there.

The Company respects all aspects of the Securities Act of '33 and the Exchange Act of '34.

Access-Power & Co., Inc. was the victim of naked convertible short selling.

This is the reason why we have a RED STOP SIGN at OTC
MARKETS.COM. The FRAUD FORM 15 filed in April of 2007 stated we had LESS THAN 300 Shareholders, when in fact we had more than 300
Shareholders at the time, and still  do today.  We are ROCK SOLID!!!

https://www.sec.gov/Archives/edgar/data/1041588/000117347307000043/
form15031307.htm

There is NO DILUTION PERIOD in Access-Power, & Co., Inc. We have had the same DTC FLOAT SINCE MARCH 1, 2012.

We have a FIXED FLOAT of 98,376,146 common shares, and I own almost 63% of the VOTE in here.

Very respectfully yours,

https://www.youtube.com/watch?v=xbhCPt6PZIU

I will bring ACCR back to greatness.  HE is strong in ME today...

RISK FACTORS An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this prospectus before deciding to invest in our common stock.
__________________________________________________

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACCESS-POWER & CO.,  INC.



BY:

/s/

Patrick J. Jensen
Director
October 1st, 2020

RISK FACTORS An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this prospectus before deciding to invest in our common stock.

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
Email:  pjensen@myaccess-power.com
Corporate Website: http://www.myaccess-power.com https://www.bmwofgrandhaven.com
Access-Power & Co., Inc.
OTC Ticker:  ACCR

OCTOBER 1 st, 2020