Form 10-K
Access-Power & Co., Inc.
filed 2021-01-04
CIK 1041588

January 4th, 2021





This form is filled out within all the SPIRITs of the SEC Laws of '33 and '34.




ACCESS-POWER & CO., INC.
OTC TICKER:   ACCR
We were violent victims of toxic death spiral convertible "floorless" debentures from 1998 to 2008, and then through March 2012.


PERIOD and DOCUMENT:			10KSB for the FULL YEAR 12/31/2020
COMPANY CONFIRMED NAME:		ACCESS-POWER & Co., INC.
CENTRAL INDEX KEY:			0001041588
FORM TYPE:				10KSB

SEC FILE NUMBER:			333-65069






BUSINESS ADDRESS:
STREET 1:				PO BOX 598

CITY:					GRAND HAVEN
STATE:			 		MI
ZIP:			               		49417









Respectfully submitted to the,


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
The Division of Corporation Finance, Section 11
100 F Street NE, Washington, D.C. 20549






FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2020.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO _____


COMMISSION FILE NUMBER: 333-65069


ACCESS-POWER & CO., INC.
[Exact name of Registrant as
specified in its charter]


***   FLORIDA	***

Domicile State or other jurisdiction of
incorporation or organization
http://www.sunbiz.org

***   MICHIGAN  ***

State of Operations
https://cofs.lara.state.mi.us/SearchApi/Search/Search



59-3420985
(I.R.S. Employer
Identification No.)


PO BOX 598
GRAND HAVEN, MI  49417
616-312-5390
Email:  pjensen@myaccess-power.com


(Address of principal executive offices)

REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: 616-312-5390

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $0.001 PAR VALUE - 300,000,000 shares authorized fully diluted.




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


ALL COMMON SHARES REFLECT A FULLY DILUTED BASIS.



State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:

PATRICK restricted shares:  186 ,984,379  shares
PERCENT OF SHARES HELD BY NON AFFILIATES= 37.6719%
SHARES HELD BY EVERYONE ELSE : 113,015,621 and of this amount, we certify a DTCC FLOAT SINCE MARCH 1, 2012: 98,376,146 common shares



The aggregate market value of the voting common stock held by non-affils. of the registrant (assuming officers and directors are affiliates) was approximately $ 395,554.67 as of 12/31/2020, computed on the fully diluted basis of and the closing price on such date of $.0035, and so...

113,015,621 held by non-affiliates + 131,128,500 shares acquired by our Director plus 55,855,879 issued to our Director in 2020 = 300,000,000 common shares verified by our SEC Registrered same Transfer Agent dating back to May 1997. Our Director's FORM 4 filings are found here:

https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001557361


As of December 31st, 2020, there were 300,000,000 shares of the registrant's Common Stock outstanding. PATRICK J JENSEN, Director of Access-Power & CO., Inc. has a total of 186,984,379 Restricted Shares of these shares.




THE TOTAL MARKET CAPITALIZATION AS OF THE CLOSE OF BUSINESS
January 4th , 2021 is $1,050,000.00  BASED ON A CLOSING PRICE OF
$.0035 PER SHARE on 12/31/2020, and total outstanding issued common stock equalling 300,000,000 shares.

At January 4th , 2021, there were issued and outstanding 300,000,000 shares of Common Stock fully diluted, and Patrick J. Jensen owns
186,984,379 shares or 62.3281 percent of all the Common Stock.

In 2020, the Company during the course of 2020 experienced a market capitalization HIGH of over $3,000,000.00.

All 186,984,379 are currently all restricted and held in book entry form at our Transfer Agent.




THE SEC COMMISSION CONFIRMED OUR FORM RW ON 12/21/2020.





______________________________________________________________





My Dear Shareholders, OTC Markets Directors, colleagues at FINRA, and to the Esteemed Commissioners of the SEC, and of course, to my Chiefs at Section 11 at the SEC,

CURRENT UPDATE...as of January 4th, 2021.

Our Director is called many names on message boards...and today, in 2021 we bow our heads to all decision makers at OTC Markets in our quest to re-apply to the PINK CURRENT INFO tier status.
This is a reapplication to occur on January 24th, 2021.


*****WE ONLY HAVE COMMON STOCK IN OUR CAPITAL STRUCTURE****

*****WE DO NOT HAVE CONVERTIBLE NOTES or WARRANTS*****

****WE HAVE ZERO LONG TERM DEBT********

*****ACCR DOES NOT BELIEVE IN PROMOTION*********

It is very expensive to hire a PCAOB registered firm/accountant/attorneys for our micro-cap operations. However, we will succeed in capturing all of the requirements of all the SEC Rules of '33 and '34, as best as we can.

We are fully aware of the FINAL RULE imposed by the SEC, by September 21st, 2021 to require movement of all PINK NO INFORMATION tier companies to the grey market today called the EXPERT MARKET.

We are pleading with all the Directors at OTC Markets to please be fair to our
Company.   We will re-apply with OTC Markets on January 24, 2021 to become
PINK CURRENT INFORMATION tier again, as we once were in 2008.
The only reason why there is a RED STOP SIGN is because of a discussed CRIMINAL FORM 15 filed by our previous inept managers in 2007.
We charge our past managers naked short sold our shares into the ground. Their intent was to carve all the equity off the bone, and then to file the CRIMINAL FORM 15 in 2007 as their criminal strategy.

We provide full disclosure to our
Market Makers, and to our investing community.

We have the Spirit of a Warrior, and our Corporation has done nothing wrong. All of the Company press releases can be found here:

http://www.globenewswire.com

We have learned that in 2021,  all OTC Markets PINK CURRENT
INFORMATION
tier Companies will have at chance at Solicited Quotes for the first time in over 12.5 years. We will not be needing to obtain a FORM 211 with FINRA. We have received news that in 2021, only selected PINK CURRENT INFORMATION tier companies will receive a shot at SOLICITED QUOTES by a market maker.

ACCR believes to have an excellent relationship with our primary Market Maker over the years. Our primary market maker signed the UNSOLICITED
QUOTE FORM
with OTC Markets pre-October 18, 2019.

We are loyal to our Shareholder base.

Our story...from Inception through March 1, 2012, the Company was a violent victim of a terrible financial crime. The criminals behind this scheme to defraud investors was planned very methodically.

We have many shareholders placed in restrictive shares...none of which have
SURFACED in  do a 144a sale in over 2 decades.  Why is this?
Management believes that all 100 share lot's of restrictive shares were issued
in fraud, and to fictitious people, or Shareholders - totaling over
15,000,000
shares in never to be claimed restrictive shares.
It was pre-meditated and
very detail in CRIME.

The criminals of the past perpetraded a MASTERMIND financial crime against
our Shareholder base.  We seek retribution from our past fraud managers.
We
recently learned that one of our past fraud managers lives in Nashville area of
TN in a $5.2 million dollar house in  September 2020.  We charge he used SEC
filings to commit financial crimes against our Shareholders.  We nearly have
15,000,000 shares in RESTRICTED STATUS 100 share lots's....
the previous
criminal masterminds.


WE SEEK RETROBUTION FOR  OUR SHAREHOLDERS

We charge this man used SEC filings going back to 2002 to commit financial crimes against our Shareholders. Today, we are the cleanest OTC Companies around.

The Company made 2 FINRA DAILY lists on 5/6/2020 and on 9/6/2018.

The Company has had discussions with the SEC regarding a FRAUD
FORM 15 that was filed by previous management in 2007. We believe that we have a fiduciary responsibility to report transparent information to our Shareholders.

https://www.sec.gov/Archives/edgar/data/1041588/
000117347307000043/0001173473-07-000043-index.htm

We were victims of toxic death spiral debentures from 1998 to 2008 and through March 2012.

PLEASE FORGIVE OUR PAST.

ACCR as a structure TODAY is very sound, because I am in charge.
ACCR has life only today because of ME.

The past is the past, and
we wish to move forward with a plan to become fully
current with the SEC in 2021.  We are trying the best we can within the
Spirit of the Law.   We will be refiling our FORM 10 very soon...very
soon.


On October 18, 2019, our Company was in the  FIRST GROUP of
Equities to bust
out of the death grey market, where we stayed there for 11 years
after   our
criminal FORM 15 was filed by previous criminal management.

Let's move forward, and for get the PAST!



Prior to October 18, 2019...we had DEATH....today,  we have LIFE, and we have a
direction on how to fix this trajedy. Today we have visible Level 2 QUOTES. We have already spent 11 years in the DEATH DARK GREY MARKET.

Please,,,why should we go back?  We will NOT go back, ever.

TODAY, we have LIFE.

Our primary Market Maker signed a new form created with OTC
Markets in 2019.
This form is located here...we believe to have a wonderful relationship with our
PRIMARY MARKET MAKER.

https://www.otcmarkets.com/files/unsolicited-quote-form-1514935916031.pdf

We jumped from the deathly grey market to the PINK NO INFORMATION tier of
OTC Markets on this infamous date in our history, October 18, 2019. We have lived in this tier with NO DILUTION for over a year with no harm to our Shareholders.

WE LOVE OUR SHAREHOLDERS, and believe in RAISING
SHAREHOLDER
VALUE.  WE VALUE OUR COMMON STOCKHOLDERS.

ACCR received a denial to go PINK CURRENT TIER on July 23, 2020.
Why?  We
submitted every form in a satisfactory manner. We CLASHED with our prior accountant whom shall remain nameless. We clashed hard. Why were we denied to go PINK CURRENT is a mystery to us. Maybe our prior attorney said bad things about our Company to OTC Markets, I do not know why. He threatened to call OTC
MARKETS, and call me a liar, when he was the liar.

We do not know.  We've been told that OTC Markets did not like our
Company 8K's
nor our Company story.   ACCR has contacted  OTC Markets, and on
July 23,
2020 we received the following reply:

On July 23, 2020 3:30 PM Liz Heese <liz@otcmarkets.com> wrote:

Mr. Jensen,

OTC Markets has reached a final determination to deny your application for access to the OTC Disclosure & News Service. Our determination is due to public interest concerns associated with the company and its disclosure, including but not limited to issues previously communicated to you.

We consider this matter to be closed and will not engage in further discussion at this time. As stated in the email from Nancy Rodriguez, you may reapply for the service in 6 months.

Liz Heese
EVP, Issuer & Information Services
OTC Markets Group"

THEREFORE,   ACCR is going to re-apply to become PINK CURRENT
INFORMATION TIER on January 24, 2021.

ACCR as a Corporation is perfectly
clean, and has done nothing wrong.  We've just had bad management.
All the
Amendments and Articles of Incorp all check out at:

https://www.sunbiz.org

ACCR has done nothing wrong. ACCR will get SOLICITED QUOTES again in 2021.

CURRENT MANAGEMENT WILL STEP DOWN TO CLEAR A PATHWAY
FOR OTHERS

Let's just forget this past CRIMINAL FORM 15, that according to the SEC cannot be changed, and our only option is today to re-file our FORM 10 properly with the help of counsel, and we will.

https://www.sec.gov/Archives/edgar/data/1041588/
000117347307000043/0001173473-07-000043-index.htm


Again, as of the close of business December 31st, 2020 --------> our common stock structure is as follows:

Authorized Common Stock:  300,000,000 shares
Outstanding Common Stock:  300,000,000 shares
Estimated Float:  Substanstially less than 98,244,146 shares
Restricted Common Stock:  201,625,854 outstanding
PATRICK:  186,984,379 ALL RESTRICTED SHARES or 62.3281 % of the
TOTAL
AMOUNT OF STOCK ON A FULLY DILUTED SHARES - PERIOD!



OUR CORPORATE WEBSITEs IS:

https://www.myaccess-power.com

Access-Power & Co., Inc.'s contact is:
PO BOX 598
Grand Haven, MI  49417
pjensen@myaccess-power.com
(616)312-5390 TEL.
https://www.sec.gov/divisions/corpfin/faqs/soxact2002.htm


We applied for a Trademark for Clones By Drones TM, and also
Clones by Cars TM in 2020. The service will be very futuristic, and will be the first of its kind. We applied for a federal patent for our Clobes by Drones futuristic home curbside delivery service.

WE ARE WORKING ON A REVERSE MERGER...we plan to audit the incoming private company that wishes to go public in a responsible RIGHT WAY.

Access-Power & Co., Inc. is in good standing and has a very good relationship with our Transfer Agent, Standard Transfer & Co.
Our Transfer Agent is SEC registered, and except for one change in ownership in 2007, is our original transfer agent dating back to May 1997 our beginning. Our transfer agent is SEC registered and has a profile at:

https://www.sec.gov/divisions/marketreg/mrtransfer.shtml
https://www.otcmarkets.com/learn/service-providers/2433?t=6

https://standardtransferco.com

Standard Transfer & Co.
440 East 400 South Suite 200, Salt Lake City, Utah 84111
Phone (801) 571-8844 Fax: (801) 328-4058

Our ticker symbol ACCR and further information may be found at:

https://www.sec.gov/cgi-bin/browse-edgar?CIK=accr

We are actively looking for a MERGER DEAL. In the end, we plan to re-register our shares again fully by the FORM 10.
Our Director, PATRICK has a total of 15,400,000 shares with a cost basis of $.0445 worth over $685,000.00 for his grand children to be.
This FORM
4 filing is on file with the SEC. There are currently a total of 98,374,146 ESTIMATED shares registered in our float.

Management continues to believe that there is a massive short position in our Company stock that was accumulated from 1999 to 2008, and we
estimate   this short position to be massive extended through the
present day.

It is not the fault of the Company. We never comment on price, but our Director believes in rooting for our Shareholders.

We value our COMMON STOCK...Our Company stock FLOAT is substantially lower than the official 98,374,146 shares reported to OTC Markets.

We care about our Shareholders dearly, and our top priority is investor protection. There is NO DILUTION IN THE COMMON STOCK OF
ACCR.
Our Director wants to RAISE SHAREHOLDER VALUE the old fashioned way through price discovery.

We seek a MONUMENTAL reverse merger in 2021."

Patrick


                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Access-Power & Co., Inc, is a for profit business looking for a MERGER CANDIDATE. We believe that a REVERSE MERGER candidate is ready to happen in 2021.

2020 was a bad year with the Biblical Covid-19 attack on mankind.
We believe this aggression will continue into 2021, and affect consumer demand.

THE COMPANY HAS NOT HAD ANY CONSISTENT
REVENUE SINCE MAY 2020.

The Company struggled from May 1, 2019 to October 18, 2019. We had no income during this period, and our operational expenses were paid for by myself, Patrick J. Jensen as a donation to the Company. I personally paid out of my own pocket all the expenses during this dark time, EVEN TODAY.

On October 2, 2019--->  I dreamed of getting off the greys.   This is a fact.

The Company also operates many eCommerce websites at the present time.

https://www.clonesbydrones.com
https://www.clonesbycar.com (s)
https://www.mycbdpets.com

We continue to strive to build up our revenues. We want to succeed and we will comeback to a higher reporting standard. On October 18, 2019 we were upgraded in trading tier from the dark grey market to the PINK NO INFORMATION market. We have no intention of going back to the grey market, as the Company currently trades on an unsolicited basis in the PINK NO INFORMATION tier at OTC
Markets.

THERE IS RISK TO OUR PLAN.

OTC MARKETS COULD SAY NO...

OTC Markets could
deny our re-application again on January 24, 2021.

ACCR DOES NOT BELIEVE IN PROMOTION, we tried it once in
January 2020 and paid $70 in cash, and it was the worst experience the Company ever had...what a dumb promoter. We were curious because the guy came to us soliciting the dumb postings he would do. We cancelled the relationship after 3 dismal daze days. He was posting stuff from 1999 as current information...LOL.

The $70 bucks was unsolicited by the Company. We were just dumb and curious at that one moment in time. We will NOT engage in this type of activity again....not now.  Please forgive our past mistakes...

ACCR has not sold 1 single share of stock in over a Decade and ACCR does NOT believe in promotion ever. Our Director became a US Disabled Citizen on August 20, 2020.

Access-Power & Co., Inc.'s revenue shortfalls are supported by personal donations from Patrick J. Jensen, our Company Director.

We issued the following PRESS RELEASE on December 28th, 2020.

Access-Power & Co., Inc. affirms commitment to go PINK CURRENT with OTC Markets on January 24, 2021

GRAND HAVEN, Mich., Dec. 28, 2020 (GLOBE NEWSWIRE) --
Access-Power & Co., Inc.,     ACCR or the Company, a Grand Haven
based diversified holding Company is pleased to announce a new plan to get to the PINK CURRENT INFORMATION tier with OTC Markets, and reapply by January 24th, 2021.

The company is fully aware of the steps involved to attain PINK
CURRENT tier by our re-application date of January 24, 2021. Our Director, Patrick J
Jensen commented, it is with great pleasure that we affirm our commitment to go
PINK CURRENT with OTC Markets. We have analyzed our requirements to get to this new tier. The requirements are found here,

https://www.otcmarkets.com/corporate-services/information-for-pink-
companies

Additionally, the Company is pleased to announce the hiring of a consultant/accountant to help bridge forward all of our financial statements. The Company, going into 2021, is already set up with QUICKBOOKs in anticipation of this higher standard for reporting.
Our accountant was hired on December 18, 2020. Our consultant/accountant will also be preparing our Financial Disclosure Reports to be filed with OTC Markets.

The Company expects all expenses to be covered. ACCR on 12/18/2020 wired $2,500.00 to the bank account of our hired accountant. Patrick J Jensen continued, Our hired accountant came to the Company as a result of a referral. We are pleased, and very blessed to have this ANGEL come down and help our company.

Patrick further assures shareholders, ACCR expects good CASH FLOW upcoming. Our
Director has made a commitment in writing to do another paid in capital donation of $25,000.00 by the end of April 2021. We are pleased with the level of commitment that has been established with our Director, Patrick J Jensen.

Patrick commented, All ACCR expenses right now are covered. We anticipate enough cash to cover all upcoming expenses. ACCR will owe $2,500.00 to our consultant in another month. ACCR will owe OTC Markets another $1k application fee and another $5.5k to complete the yearly News & Disclosure Service of OTC Markets. In the end, ACCR expects to pass all requirements, and get PINK CURRENT.

Today,   ACCR also has learned that MMs going forward will make selected solicited quotes for all
Companies in the PINK CURRENT tier of OTC Markets. We want our Shareholders to know, that we see all of this coming, and expect to have enough cash to cover all anticipated expenses with continued ZERO LONG TERM DEBT in 2021, and only common stock in our float.

ITEM 1a. RISK FACTORS

ACCR DOES NOT BELIEVE IN PROMOTION - PERIOD!

Access-Power & Co., Inc. sees RISK EVERYWHERE in this World of
Worry!

We have a consumer model that is 100percent legal and we believe our Clones by Car business will be incredible. THERE IS NO DILUTION
IN OUR COMMON STOCK in 2021.

ACCR may have to re-classify ourselves, in future quarters, as a SHELL COMPANY.

We are in control of the treasury of ACCR. We will guard this treasury with our life, as we believe that NO DILUTION will be very beneficial to our Shareholders over the long term. There are no convertible debentures associated with ACCR.

ACCR has zero long term debt.

We have a strong set of bylaws.

Risk by our Director is mitigated.

ITEM 1b. UNRESOLVED STAFF COMMENTS

NONE, we plan to re-file our FORM 10 very soon...THERE IS A GOOD
CHANCE THAT ACCR FOR THE FIRST TIME WILL BE MARKED
AS A SHELL.

REVENUE has been affected by Covid-19. We must find another private company that is willing to carry some innocent weight and use our Shell/Company to go public.

We will re-register our shares again   in 2021 via our Form 10.  We know
this ----> we plea wi the SEC please just give us some more time.

OUR REVERSE MERGER IS CRITICAL

ITEM 2.  PROPERTY

There is not much property here...

1. http://tsdr.uspto.gov/#caseNumber=88690325&caseType= SERIAL_NO& searchType=statusSearch

https://tsdr.uspto.gov/#caseNumber=90054802&caseType=SERIAL_NO
&searchType=statusSearch

2. Hollistic Legendary Seeds $2,000.00 estimated value. Shelf life of 20 years.

3.  2010 BMW 650i   M Tuned Edition...Racing Sports w/ only 55k miles

4. The Mind of Patrick J Jensen - structurally sound, let's GO!

5. 186,984,379 restricted ACCR common shares or 62.3281% of all the VOTE
    113

ITEM 3.  LEGAL PROCEEDINGS

NONE - and we do not anticipate any expense problems in 2021. ACCR has strong confidence that all of our anticipated Company expenses will be covered.

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

NONE.




                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We trade in the unsolicited basis of OTC Markets in the PINK NO INFORMATION tier venue.

ALL ON FILE WITH THE SEC WITH MANY STAFF INTERACTION.
We plan to refile our FORM 10 soon. We are working to reapply with OTC Markets for the PINK CURRENT INFORMATION tier venue change.

All we have to do is get 2 years of AUDITED FINANCIALS, and the ever important attorney letter.

ACCR IS ENGAGING AN ATTORNEY to help us with the ATTORNEY LETTER.
(This is our plan)

CASH IS KING.

https://www.otcmarkets.com/stock/ACCR/security


ITEM 6.	 SELECTED FINANCIAL DATA



PREPARED BY PATRICK
OUR DREAM IS PRICELESS...Where do I place public value on...

https://www.clonesbydrones.com
https://www.clonesbycar.com (s)
https://www.mycbdpets.com

and my other dreams.



NO PUBLIC DILUTION IN 2020 -  ALL YEAR, and ALL YEAR IN 2021
GO ASK FINRA.


ACCESS-POWER & CO., INC.
(An Emerging Growth Company
MICRO CAP)


UNAUDITED - REVIEWED by HR & Block  only 2019

Balance Sheets Comps YEAR over YEAR
Our last quartertly report filed Sepetember 30, 2020 is on file with the SEC.



We plan to file our 2020 tax return soon in 2021 for the THIRD year in a row with H&R Block.


Assets (UNAUDITED - self reported in TRUST)



                      DECEMBER 31, 2020    December 31, 2019
                                 ------------------         ------------------
(unaudited)
Current assets:
      Cash                        $   32,700.13               $   1,138.73
      CDs
      Accounts receivable                $ 0                          $  0
      Prepaid expenses
      Hollistic
      Legendary Seeds          $ 2,000.00               $   1,000.00
                  ---------------------------------------
Total current assets           $ 34,700.00               $   2,138.73
                  ----------------------------------------

Property and equipment, net
ACCR Car -
1 BMW ONLY NOW  $     *10,000.00               $   1,000.00
(sold at approx. $25,000.00
NET)

Other assets              $                   0                  $          0
                  ---------------------------------------
Total assets                     $ 44,700.13                 $ 3,138.73
                   ==================================
                   ==================================

Liabilities and
Stockholders' Equity
(Deficit)
Current liabilities:

Accounts payable and accrued
expenses rent                      $     1,500.00         $  1,500.00
Cable, Internet, and TV          $     185.00         $    185.00
Electricity, Gas,
Water, and Sewer                  $     100.00         $    100.00

Marketing Expenses
(includes THE BMW)                 $500.00         $    500.00
Food, Office supplies, etc         $   100.00         $    100.00

Current portion of
long-term debt                                         -                    -
Total current liabilities                          $ 0                 $  0

BMW debt as of 12/31/2020   $13,908.00
affiliate DIRECTOR owned.

Convertible debentures/notes
and Warrants                                      $ 0                 $  0
                                     ------------------   ------------------

We are working on RETAINED EARNINGS continuation from 2002 last reported financial earnings and statements.

Total short term
liabilities   MONTHLY       (($ 2,385.00))      (($ 2,385.00))
                                     ---------------------------------------
                                     ---------------------------------------

*One 2010 BMW 650i M Tuned Racing Sport Edition
NET EQUITY est $10,000.00

*The BMW is in a private name AFFILIATE that at the stroke of a PEN, becomes the 100% wholly owned asset/debt as reported.

GO ACCR!!!
PREPARED BY PATRICK

Stockholders' equity
(deficit):
Common stock,
$.001 par value,
authorized
300,000,000 shares,
issued and outstanding
244,144,121
and 300,000,000 shares
as of December 31st, 2019
and Dec 31, 2020

ACCR TREASURY OF
COMMON STOCK IS
SOLID STEEL
STRUCTURE
NO PUBLIC DILUTION
2020 and 2021


Par Value of
Equity Structure          $  300,000.00       $  244,144.12
                    ==============================



ACCR
Total liabilities
and stockholders'
equity (deficit)        $  300,000.00         $  244,144.12
                    ============================


ACCESS-POWER, INC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (unaudited)

FISCAL YEAR ENDED            4th QTR 2020  December 31st, 2020
CASH FLOW OF OPERATIONS

Patrick J  Jensen Personal Donation
One TIME DONATION paid in capital $              0 $        25,000.00

REVENUE
BADLY IMPACTED BY COVID-19        $     0        $     20,561.00
One time  CAPITAL GRANT                        $     0     $   14,000.00
COST OF REVENUE     	                           $0        $           0
--------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                 $    0 $     34,561.00

OPERATING EXPENSES

Selling, general and administrative exp
         rent, and utilities     	             $       2,385.00    28,200.00
Consulting fees     		                    $2,500.00      2,500.00
Professional fees and related expenses               $  0.00            0.00
TOTAL OPERATING EXPENSES               $4,885.00  $ 30,700.00
Salaries to Patrick J. Jensen	    	           $0       $       1.00
Fair value of derivative liability     	           $0            $  0.00
OTHER INCOME  nonreCURRING                    $0             $     0
Gain on debt extinguishment                             	           $ 0.00
INCOME BEFORE PROVISION FOR              nil	      $3,861.00
INCOME TAXES
PROVISION FOR INCOME TAXES
treated as prepaid expense on
balance sheet   			   	nil   $     0.00
NET (LOSS) INCOME   	                             nil     $3,861.00
BASIC (LOSS) INCOME PER SHARE
DILUTED (LOSS) INCOME PER SHARE         nil       $3,861.00
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC   300,000,000 shares 300,000,000 shares

PUBLISHED DISCLOSURE WITH ALL MY SPIRIT AND
LOVE

TOTAL RESTRICTED SHAREs 201,625,854  shares or just over
65percent of all stock.
ESTIMATED FLOAT LESS THAN    98,974,146  shares
Estimated Trading Float substantially
lower than                              98,974,146  shares
EPS				nil                 nil



The 4th QTR of 2020 saw $0 revenue, and later in 2021, we may be forced to change our Shell designation if Company revenue continues to suffer------> NOTE TO
SEC PLEASE


ITEM 7.	 MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONs

ACCR values our common shares, and we may buy them back in 2021.
We have  a good
cash pile, and will use it as we see fit.

Our Director is a full time US Disabled Citizen as of August 8, 2020. https://www.sec.gov/divisions/corpfin/faqs/soxact2002.htm https://en.wikipedia.org/wiki/Sarbanes%E2%80%93Oxley_Act

Access-Power & Co., Inc., is a Grand Haven,
MI based medical marijuana clone company on track to become Michigans only manufacturer and distributor of medical marijuana clone products delivered by https://www.clonesbycar.com (s). We are planning and implementing to become a fully licensed operation in the State of Michigan. Our seedvault includes famous strains such as Amnesia Haze...and so many more.
We are in development of a new service
trademarked under the brand, Clones by Cars (TM), a method for delivering marijuana and marijuana clones online across the nation by CARS!

Our beta website is www.clonesbycar.com (s). Additionally, the Company offers a variety of calming pet products on its website www.mycbdpets.com. Access-Power & Co., Inc. was formed in 1996 and is a Florida-based profit Corporation. We only have common stock, and the Corporation has zero debt and no convertible notes. NO WARRANTS.

Our
Shareholders will enjoy no dilution in our Common shares through the end of 2021, specifically MARCH 2022.

Finally, Access-Power & Co., Inc., is seeking to merge with another entity with experienced management to create value for our shareholders. We can do anything in this world.

The Director is Actively looking for a MERGER DEAL.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Access-Power & Co., Inc. is not concerned about market risk.
The Company has learned that in 2021, OTC Markets and Market Makers will decide price discovery and entity certification for achieving Solicited Quotes. We understand that the FORM 211 with FINRA will be gone for all PINK CURRENT INFORMATION tier stocks.

The Solicited Quotes will happen on a select basis, and we believe to have an EXCELLENT relationship with our Primary Market Maker.

We hope to make a MONUMENTAL deal in 2021 and maybe by the Fall 2021 refile our FORM 10 with the SEC to ReRegister our shares according to all the Spirit in all the laws of the Securities and Exchange Commission '33 & '34.

ITEM 8.	 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See item 6.

(b) A smaller reporting company may provide the information required by Article 8 of Regulation S-X in lieu of any financial statements required by Item 8 of this Form.

ITEM 9.	 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Access-Power & Co., Inc. has strict rules to follow and a Corporate Governance.

Our Director's wife of 30 years was diagnosed with Stage 1 CANCER in our 4th QTR 2020.

ITEM 9B. OTHER INFORMATION

Access-Power & Co., Inc. will succeed, and will come back further. On October 18, 2019 Access-Power & Co., Inc. was upgraded in tier at OTC Markets from the grey market back to the Pink No Information Tier. We spent 11 dark years on the OTC Grey Market. We believe in a higher reporting standard. We will not dilute our Shareholders in 2021. Patrick J. Jensen made a critical decision in 2018 which enabled ACCR to get upgraded in tier. We are not going back to the grey market.

NO WAY.

There is an SEC 15c211 Modernization Rule update coming in 2021 - expected by September 2021. We will have 2 trys to get PINK CURRENT with OTC Markets.
We
will be successfull in our re-application on January 24, 2021.

DO NOT PENALIZE US FOR TRYING - this spirit is  ALIVE!

In August 2020, our Director PATRICK became a permanent US Disabled Citizen.

We believe that all OTC Companies in the Pink No Information tier will be remanded to the Expert Market ----> Where the roaches check in, and NEVER check out - the
NEW DEATH GREY MARKET in 2021.

Corporate Actions
Market Changes
ACTION TYPE	EFFECTIVE DATE	SYMBOL	DESCRIPTION
Market Change	10/30/2008	ACCR	Market change from Pink No
Information to Grey Market
Market Change	10/18/2019	ACCR	Market change from Grey
Market
to Pink No Information

We spent 11 years on the grey market Cellar Boxed.

Everyone wants to know how I did it, as there are only a handful of companies that have ever returned from the dark greys. ACCR has accomplished the unthinkable. We have liquidity and further transparency.

Pink No Information
Dark or Defunct
Verified Profile 12/2020

https://www.otcmarkets.com/stock/ACCR/security

We are not going back to the GREY MARKET, ever... DREAM ON!
https://www.youtube.com/watch?v=iJDtukGW79Y






                                    PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Patrick J. Jensen - Registered owner of 186,984,379 restricted shares of ACCR.

All of these shares are federally RESTRICTED shares. I signed a lock up agreement pledging never to sell or pledge to sell my restricted
stock until March 2022.    At that time, I will follow all
current SEC rules and regulations with regard to Company Directors.

WE have 1 very close advisor who advises ACCR on day to day operations. ACCR will soon announce an ADVISORY BOARD at no cost to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Patrick J. Jensen is the only KEY EMPLOYEE. I donate all my time and money to the ACCR Treasury. I donate my own personaly funds to fund the operations, as ACCR has ZERO CONVERTIBLE NOTES and ZERO long term debt and NO PROMOTION. I take on a $1 salary from ACCR.

Our Director guarantees all anticipated expenses throughout 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Patrick J. Jensen - Registered owner of 186,984,379
                    restricted shares of ACCR.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

NONE.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

H&R BLOCK of Muskegon. We expect only to pay $450.00 every year for review and support of the 2020 ACCR US Tax Return. We expect to complete our 2020 US TAX BUSINESS RETURN sometime in April 2021. We know that there are many hurdles to bridge forward our accounting.

We need a CPA -     and we are working with  a consultant to bring one on board.

We need an ATTORNEY LETTER to get PINK CURRENT by our re-application date of January 24, 2021. We have continuous bank statements from May 2018-Present. We are in good standing, and request a re-application please to the CURRENT INFORMATION TIER at OTC Markets.

This is a re-application to be pink current...we last traded in the PINK SHEETS current tier over 13 years ago and on www.otcbb.com

WE MADE A FINRA DAILY LIST ON 5/6/2020 and 9/6/2018.

*****  CERTIFIED   *****

https://www.otcmarkets.com/stock/ACCR/security

Our next step will be to amend our Company 10k from 2018-2020. We also will secure a letter signed by H&R Block attesting to verification of all monthly bank records, revenue, and expenses. We have a 2 year plan going forward to become CURRENT REGISTERED with the SEC.

We are hooked up to QuickBooks with our CONSULTANT to solidify accounting in 2021.

After 2 years, we plan to get an accountant that is registered with the PCAOB, like BDO of Grand Rapids. We will continue to be a CURRENT REPORTING company. We believe in our plan, and we are secure in our future. Again, as of today, December
31st, 2020...the verified outstanding share is 300,000,000 shares and at a closing price of $.0035, this represents a total Company market value of $1,050,000.00

We value the shares our Company.


                                          PART IV


Item 15. Exhibits, Financial Statement Schedules.

See above.

Item 16.  Form 10Ksb Summary

See above.


ALL OTHER QUESTIONS and PARTS OF THE FORM:  THE
ANSWER IS NONE or
I DO NOT KNOW.  TRUST, TRUTH, and A WARRIOR!!!

Patrick
_______________________________________________





We plan to re-file our FORM 10 in 2021.

As of the close of business December 31, 2020 there were issued and outstanding 300,0000,000 shares of our Common stock.

Access-Power & Co., Inc. has $ 32,700.13 in our premiere checking account as of 12/31/2020.

We are a For Profit Corporation active in the State of Florida, operating in Michigan for the time being.

We believe in Raising Shareholder Value, and we have a promised
NO DILUTION to my
SEC Section Chief's at the Corporate Finance Division.




_________________________________________





SIGNATURES*

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 4th, 2021.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Supplemental Information to be Furnished With Reports Filed Pursuant
to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.   I am following the Spirit
of the Law to comeback and fight for my Shareholders.

Thank you to all my dear Shareholders,  I won't let you down...ever.

Just keep believing in me...and our comeback song is will always remain,

https://www.youtube.com/watch?v=xbhCPt6PZIU







BY:
/s/

Patrick J. Jensen
Director of ACCR
ACCESS-POWER & CO., INC.


January 4th, 2021

WE WISH TO COMPLY WITH ALL INSIDER TRADING LAWS, and therefore we do not trade our common stock.
https://en.wikipedia.org/wiki/Sarbanes%E2%80%93Oxley_Act


Confidentiality Notice: The information in this email and any attachments may be privileged,

confidential, or proprietary. If you are not the intended recipient, you are prohibited from using, copying, relying upon, or disseminating the information, and the sender disclaims any liability for such unauthorized use. Further, if you are not the intended recipient, please notify the sender immediately and delete the message from your computer. Thank you.

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


BEWARE OF NAKED SHORTING IN OUR SHARES

MAY GOD BLESS OUR SHARES

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

WE DO NOT TRADE OUR COMMON STOCK, PERIOD!

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

Cautionary Language Concerning Forward-Looking Statements

Statements in this press release may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as anticipate, believe, estimate, expect, intend, and similar expressions, as they relate to the Company or its management, identify forward-looking statements. These statements are based on current expectations, estimates, and projections about the Company's business, based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors.

END of REPORT

January 4th, 2021